Form 10-Q
period 2016-06-30
Digital Donations Technologies, Inc.
filed 2016-12-23
CIK 1644825

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
December 19, 2016
Common Stock, par value $0.0001	85,214,794
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	2

Statements of Operations for the Three and Six Months Ended June 30, 2016, and the period from May 21, 2015 (inception) through June 30, 2015 (unaudited)	3

Statements of Cash Flows for the Six Months Ended June 30, 2016 and the period from May 21, 2015 (inception) Through June 30, 2015 (unaudited)	4

Notes to Financial Statements (unaudited)	5-7

DIGITAL DONATIONS TECHNOLOGIES, INC.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	*
ASSETS
Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$1,118	$750
Total liabilities	1,118	750
Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 and 20,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	550	2,000
Discount on Common Stock	-	(2,000)
Additional paid-in capital	1,369	312
Accumulated deficit	(3,037)	(1,062)
Total stockholders' deficit	(1,118)	(750)
Total liabilities and stockholders' deficit	$-	$-

*Derived from audited information

The accompanying notes are an integral part of these financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016	For the Period from May 21, 2015 (inception) to June 30 2015

Revenue	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses	118	1,975	312

Operating loss	(118)	(1,975)	(312)

Loss before income taxes	(118)	(1,975)	(312)

Income tax expense	-	-	-

Net loss	$(118)	$(1,975)	$(312)

Loss per share – basic and diluted	$-	$-	$-

Weighted average shares – basic and diluted	5,500,000	6,030,220	20,000,000

The accompanying notes are an integral part of these financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2016	For the Period from May 21, 2015 (inception) to June 30 2015

OPERATING ACTIVITIES
Net loss	$(1,975)	$(312)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,607
Changes in Operating Assets and Liabilities:
Accrued liability	368	312
Net cash provided by (used in) operating activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Proceeds from stockholders' contribution	-	-
Net cash provided by financing activities	-	-

Net increase in cash	$-	$-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On January 7, 2016, the Company effected a change in control by effecting the following transactions:

The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding common.

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

The Company entered into a business combination with, Digital Donations, Inc. (“DDI”), which has resulted in the combination of DDI with the Company through the issuance of 79,084,807 shares of Company common stock to the shareholders of DDI on a one-for-one basis in exchange for their shares in DDI. See further in Note 5 – Subsequent Events below.

Through its subsidiary, DDI, the Company intends to develop and distribute creative and innovative fund raising technology and provide payment processing solutions connecting charities and foundations with the consumer and corporate America. The Registrant anticipates developing fund raising solutions that will expand and enhance the way charities and foundations reach donors. The Registrant perceives that through the process of integrating a donation request as part of a financial transaction, retailers, e-tailers, ATM owners and service providers will have the ability to create new, or enhance existing, cause marketing programs.

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

The accompanying unaudited financial statements have been prepared in accordance with the condensing rules for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 13, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash or cash equivalents as of June 30, 2016.

DIGITAL DONATIONS TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2016 there were no deferred tax assets recorded due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2016, there were no outstanding dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13 (ASU 2016-13), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 is effective for public entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions including a) income tax consequences; b) classification of awards as either equity or liabilities; and c) classification on the statement of cash flows. ASU 2016-09 is effective for public entities in the fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not significantly changed from previous guidance. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The amendments also require qualitative disclosures along with specific quantitative disclosures. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

On November 20, 2015, FASB issued ASU-2015-17-Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in the process of evaluating future impact of adopting this standard.

DIGITAL DONATIONS TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,975 during the six months ended June 30, 2016. The Company had a working capital deficit of $1,118 and an accumulated deficit of $3,037 as of June 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2016, the Company had an accrued professional fee of $1,118.

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

NOTE 5 - SUBSEQUENT EVENTS

On October 17, 2016, the Company entered into an Acquisition Agreement with Digital Donations, Inc. (“DDI”), in which the Company will issue 79,084,807 of its common shares to the shareholders of DDI in exchange for 100% of the then issued and outstanding shares of DDI’s common stock, and at which time DDI became a wholly owned subsidiary of the Company. At the time of the transaction, the Company was a reporting public shell corporation as defined by the US Securities and Exchange Commission. The effect of this transaction will be that the financials of DDI will become those of the Company from the date of the transaction forward. In addition, the merger resulted in the cancellation of DDI’s status with the Internal Revenue Service as an S Corporation and DDI is now a C corporation, which means that on a go-forward basis, income earned by DDI will be taxed at the corporation level and not passed through to shareholders.

In October and November 2016, the Company issued to one shareholder an aggregate of 629,987 common shares for a total of $45,000.

In December, the Company received $50,000 for 699,986 common shares. Those shares have not yet been issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission on April 13, 2016. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Digital Donations Technologies, Inc.

Digital Donations Technologies, Inc. (formerly Fishing Ridge Acquisition Corporation) (the "Company") was incorporated on May 21, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

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

The Company changed its name to Digital Donations Technologies, Inc.

On October 17, 2016, the Company entered into an Acquisition Agreement with Digital Donations, Inc. (“DDI” or “Digital Donations”), in which the Company will issue 79,084,807 of its common shares to the shareholders of DDI in exchange for 100% of the then issued and outstanding shares of DDI’s common stock, and at which time DDI became a wholly owned subsidiary of the Company.

Plan of Operations

Upon our acquisition of Digital Donations, Inc. in October 2016 we entered the business of providing alternative fundraising solutions for the non-profit organization industry.

Digital Donations is a provider of alternative fundraising solutions for non-profit organizations (“NPOs”) that allow consumers to make charitable donations as part of a financial transaction. The cornerstone of the business is the Digital Donations fundraising platform that allows charities to present requests for support to potential donors as the potential donors pay for goods and services purchased from participating merchants, at ATMs, mobile devices (MYGIV) or online through the CROWDGIV platform. These requests are for amounts called micro donations (under $10) and have the ability to reach large segments of the population.

The Digital Donations software automates the solicitation, collection, payment and reporting of these donations for non–profit organizations. The software can be integrated into new or existing payment processing platforms or can operate as a standalone solution for companies who have a corporate giving program in place or intend to develop a new one.

The Digital Donations suite of fundraising solutions and services are tailored for the special philanthropic business needs of clients. Digital Donations provides what it believes to be a unique approach to providing transaction processing services and credit card processing for many industries, such as retail, specialty retail, travel and hospitality, professional sports and fund raising events, health care, e-commerce, not-for-profit, municipalities, utilities, online bill payments, and many more. (Most consumers are familiar with this form of fundraising technology having experienced being solicited at check-out either by a cashier or automatically through the credit card processing terminal).

Revenue is derived directly from the funds received by the charity from the use of the Digital Donations technology. Once the donation is made, regardless of the fundraising platform, the donations is collected and 100% is paid directly to the charity. The Digital Donation’s fundraising fees are billed directly to the NPO. This eliminates any up-front cost to the charity or impact on its personnel, and in most cases, the service fee is well within non-profit industry parameters, as it directly relates to the cost of the funds raised.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

Subsequent to the merger, the Company has two employees and two officers and directors.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has minimal operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders and / or its ability to obtain necessary equity financing to continue operations.

As of June 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $1,975 and had an accumulated deficit of $3,037 for the six months ended and as of June 30, 2016, respectively.

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

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

On May 21, 2015, the Company issued 10,000,000 shares to each of its then two officers and directors for a total aggregate outstanding of 20,000,000 shares. No cash proceeds were received.

On January 8, 2016 the Company issued an aggregate of 5,000,000 shares of its common stock pro rata to Messrs. Keith Orlean and Jeffrey Marder. No cash proceeds were received.

On October 17, 2016, the Company entered into an Acquisition Agreement with Digital Donations, Inc. (“DDI” or “Digital Donations”), in which the Company will issue 79,084,807 of its common shares to the shareholders of Digital Donations, Inc. in exchange for 100% of the then issued and outstanding shares of Digital Donations, Inc.’s common stock, and at which time Digital Donations, Inc. became a wholly owned subsidiary of the Company.

In October and November 2016, the Company issued to one shareholder an aggregate of 629,987 common shares for a total of $45,000.

In December 2016, the Company received $50,000 for 699,986 common shares. Those shares have not yet been issued.

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

Dated: December 23, 2016