Form 10-Q
period 2016-09-30
Digital Donations Technologies, Inc.
filed 2017-01-30
CIK 1644825

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number	000-55483

DIGITAL DONATIONS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4485832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
January 30, 2017
Common Stock, par value $0.0001	86,264,773
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	2

Statements of Operations for the Three and Nine Months Ended September 30, 2016, and the Three Months Ended September 30, 2015 and the period from May 21, 2015 (inception) through September 30, 2015 (unaudited)	3

Statements of Cash Flows for the Nine Months Ended September 30, 2016 and the period from May 21, 2015 (inception) Through September 30, 2015 (unaudited)	4

Notes to Financial Statements (unaudited)	5-8

DIGITAL DONATIONS TECHNOLOGIES, INC.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	*
ASSETS
Current
assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$1,118	$750
Total liabilities	1,118	750
Stockholders' Equity

Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 and 20,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively
	550	2,000
Discount on Common Stock	-	(2,000)
Additional paid-in capital	1,369	312
Accumulated deficit	(3,037)	(1,062)
Total stockholders' deficit	(1,118)	(750)
Total liabilities and stockholders' deficit	$-	$-

*Derived from audited information

The accompanying notes are an integral part of these financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC.

CONDENSED STATEMENT OF

OPERATIONS (UNAUDITED)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the period from January 12, 2015 (Inception) to September 30, 2015

Revenue	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses	-	250	1,975	562

Operating Loss	-	(250)	(1,975)	(562)

Loss before income taxes	-	(250)	(1,975)	(562)

Income tax expense	-	-	-	-

Net loss	$-	$(250)	$(1,975)	$(562)

Loss per share - basic and diluted	$-	$-	$-	$-

Weighted average shares – basic and diluted	5,500,000	20,000,000	5,852,190	20,000,000

The accompanying notes are an integral part of these financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC.

STATEMENT OF CASH
FLOWS (UNAUDITED)

	For the nine months ended September 30,2016	For the Period from May 21, 2015 (inception) to September 30, 2015,

OPERATING ACTIVITIES
Net loss	$(1,975)	$(562)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,607
Changes in Operating Assets and Liabilities:
Accrued liability	368	562
Net cash provided by (used in) operating activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Proceeds from stockholders' contribution	-	-
Net cash provided by financing activities	-	-

Net increase in cash	$-	$-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

DIGITAL DONATIONS TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash or cash equivalents as of September 30, 2016.

DIGITAL DONATIONS TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016 there were no deferred tax assets recorded due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016, there were no outstanding dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13 (ASU 2016-13), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 is effective for public entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

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

DIGITAL DONATIONS TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,975 during the nine months ended September 30, 2016. The Company had a working capital deficit of $1,118 and an accumulated deficit of $3,037 as of September 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2016, the Company had an accrued professional fee of $1,118.

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

NOTE 5 - SUBSEQUENT EVENTS

On October 17, 2016, the Company entered into a transaction with Digital Donations, Inc. (“DDI”), in which the Company issued 79,084,807 of its common shares to the shareholders of DDI in exchange for 100% of the then issued and outstanding shares of DDI’s common stock, and at which time DDI became a wholly owned subsidiary of the Company. At the time of the transaction, the Company was a reporting public shell corporation as defined by the US Securities and Exchange Commission. The effect of this transaction will be that the financials of DDI will become those of the Company from the date of the transaction forward. In addition, the merger resulted in the cancellation of DDI’s status with the Internal Revenue Service as an S Corporation and DDI is now a C corporation, which means that on a go-forward basis, income earned by DDI will be taxed at the corporation level and not passed through to shareholders.

In October, November and December 2016, the Company issued to one shareholder an aggregate of 1,679,966 common shares for a total of $120,000.

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

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10- Q and annual reports Form 10-K.

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

As of September 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $1,975 and had an accumulated deficit of $3,037 for the nine months ended and as of September 30, 2016, respectively.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

On May 21, 2015, the Company issued 10,000,000 shares to each of its then two officers and directors for a total aggregate outstanding of 20,000,000 shares. No cash proceeds were received.

On January 8, 2016, the Company issued an aggregate of 5,000,000 shares of its common stock pro rata to Messrs. Keith Orlean and Jeffrey Marder. No cash proceeds were received.

On October 17, 2016, the Company entered into a transaction with Digital Donations, Inc. (“DDI” or “Digital Donations”), in which the Company issued 79,084,807 of its common shares to the shareholders of Digital Donations, Inc. in exchange for 100% of the then issued and outstanding shares of Digital Donations, Inc.’s common stock, and at which time Digital Donations, Inc. became a wholly owned subsidiary of the Company.

In October, November and December 2016, the Company issued to one shareholder an aggregate of 1,679,966 common shares for a total of $120,000.

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

Dated: January 30, 2017

-12-