Form 10-K
period 2016-12-31
Digital Donations Technologies, Inc.
filed 2017-05-19
CIK 1644825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-55483

DIGITAL DONATIONS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4485832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

68 South Service Road, Suite 100, Melville, New York 11747

(Address of principal executive offices)

Issuer’s telephone number: 631-465-2163

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $550 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

At May 19, 2017, there were 88,054,738 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our company” and “Digital Donations” refer to Digital Donations Technologies, Inc., a Delaware corporation, and its wholly owned subsidiary, Digital Donations, Inc., a New York corporation, on a consolidated basis. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management's expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

The Company, formerly known as Fishing Ridge Acquisition Corporation, was incorporated in Delaware on May 21, 2015 and filed a registration statement on Form 10 with the Securities and Exchange Commission on July 28, 2015 and became a public reporting company sixty days thereafter.

In January, 2016, Fishing Ridge Acquisition Corporation changed its name to Digital Donations Technologies, Inc. On January 7, 2016, the Company effected a change of control with the resignation of the then officers and directors, redemption of 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, the appointment of new officers and directors and the issuance of 5,000,000 shares of common stock, pro rata, to the new shareholders of the Company.

On October 17, 2016, the Company acquired all the outstanding shares of common stock of Digital Donations, Inc., a New York corporation (the “Acquisition”). Prior to the Acquisition, the Company had no ongoing business or operations. Pursuant to the Acquisition, the Company has acquired the business and business plan of Digital Donations, Inc. which has become a wholly-owned subsidiary of the Company.

For the purposes of disclosures throughout this Annual Report, when the “Company” is used, it refers to Digital Donations Technologies, Inc. and its wholly owned subsidiary, Digital Donations, Inc.

The Company is located at 68 South Service Road, Suite 100, Melville, New York 11747. The Company’s main phone number is (631) 465-2163. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Overview

Digital Donations Technologies, Inc. (DDTI) is an early-stage company formed to support the non-profit industry with innovative and cost effective fundraising technologies providing alternative payment and fundraising solutions giving consumers the option to make a small donation as part of a financial transaction such as at a checkout or ATM transaction. The Company is currently developing fundraising platforms which allow non-profit organizations (“NPO”), retailers and quick service restaurants to present requests for contributions to potential donors at the time such possible donors pay for goods and services at the point of sale (“POS”) at participating merchants, ATM’s, mobile devices or via the Company’s online web site.

Organization and Description of Business

Digital Donations is headquartered in Melville, New York. Digital Donations will provide alternative and new fundraising solutions for NPOs and businesses encompassing an array of techniques and technologies designed to assist large and small nonprofits to increase their donations and lower costs.

Digital Donations develops and distributes creative and innovative fundraising technologies and will provide payment processing solutions that connect charities and foundations with the consumer and corporate America. The Digital Donations™ platform will be available for integration at point of sale payment systems, ATMs, e-commerce, mobile devices (MYGIV) and interactive rewatds crowdfunding (CROWDGIV).

Through the process of integrating a donation request as part of a financial transaction, retailers, e-tailers and service providers will have the ability to create a new cause marketing program or enhance their existing strategy. In addition, the Digital Donation platform will have the ability to connect nonprofits with corporate partnerships who have the opportunity to promote their products / services by offering rewards to donors. Rewards are a proven method of driving donor participation.

Products/Services

Digital Donations is a provider of alternative fundraising solutions for NPOs that will allow consumers to make charitable donations as part of a financial transaction. The cornerstone of the business is the Digital Donations fundraising platform that will allow charities to present requests for support to potential donors as the potential donors pay for goods and services purchased from participating merchants, at ATMs, mobile devices (MYGIV) or online through the CROWDGIV platform. These requests will be for amounts called micro donations (under $10) and will have the ability to reach large segments of the population.

The Digital Donations software automates the solicitation, collection, payment and reporting of these donations for non – profit organizations. We expect that our software can be integrated into new or existing payment processing platforms and can also operate as a standalone solution for companies who have a corporate giving program in place or intend to develop a new one.

The Digital Donations suite of fundraising solutions and services will be tailored for the special philanthropic business needs of clients. Digital Donations provides what it believes to be a unique approach to providing transaction processing services and credit card processing for many industries, such as retail, specialty retail, travel and hospitality, professional sports and fund raising events, health care, e-commerce, not-for-profit, municipalities, utilities, online bill payments, and many more. Most consumers are familiar with this form of fundraising technology having experienced being solicited at check-out either by a cashier or automatically through the credit card processing terminal.

Digital Donation Technology Platform

We expect that Digital Donation’s technology can be applied to a variety of hardware devices, digital / mobile platforms, credit card payment terminals and ATMs that are used by numerous merchants, including retail stores, restaurants and banks.

When a customer makes a purchase at a merchant (Point of Sale), online, with a mobile device or a withdrawal at an ATM and uses a credit or debit card, the Digital Donations system will present the opportunity on the payment screen to donate to a charity. If the customer selects “yes” on the screen, several dollar amounts are presented for the customer’s selection, including a roundup and the option to choose “another amount.” Once the amount of the donation is approved, a receipt is printed for the customer showing the amount donated and, the name of the NPO to which the contribution was made. This receipt, provided either in hard copy or electronically, is the donor’s documentary evidence of their tax-deductible charitable contribution.

Point of Sale: Our point of sale technology will provide a donation request at the time a consumer completes the sale of goods or services – at the point of purchase/sale. This is a familiar technique seen at many store checkouts such as grocery, gas or clothing stores. This technology will allow charities to present requests for support to potential donors as such potential donors pay for goods and services purchased from merchant. Our Point of Sale Program is currently in development.

ATM Fundraising: As Digital Donations continues in providing “alternative fundraising solutions,” it is one of the first companies to develop fundraising technology for the ATM industry at large. With ATMs offering such items as postage stamps, lottery tickets, and gift cards, Digital Donations determined to integrate fundraising technology into ATMs. An optional instant incentive program will provide advertisers / sponsors the ability to provide their offers and discounts to those who donate via on screen ads, mobile messaging, custom ATM wraps and by printing their offer on the customer receipt. Our ATM Fundraising technology is currently operational and the Company has been generating revenue from this service.

MYGIV (mobile device donation app): The myGIV mobile app developed by Digital Donations utilizes location based search and marketing (geo-targeting) and gamification (scratch off game) to deliver valuable rewards to consumers that make a small donation to a charitable cause. Registered myGIV users will have access to offers provided by retailers, restaurants and service providers where they can play, win and donate to redeem their reward. By connecting merchant rewards with a charitable cause it creates a mutual benefit for the donor, the cause and the merchant. myGIV works with local, regional and national businesses to develop new customers and retain existing ones through cause related marketing initiatives. Our myGIV mobile app is currently operational and is expected to generate revenue in the second fiscal quarter of 2017, pending the expansion of sales and marketing.

CROWDGIV (a crowdfunding technique), is a method of fundraising in which a large number of individuals are solicited to finance a new business venture or a charitable cause. Crowdfunding makes use of the easy accessibility of vast networks of friends, family and colleagues through social media networks like Facebook, Twitter and LinkedIn to get the word out about a fundraising campaign.

The Digital Donation’s CROWDGIV platform provides easy to navigate, “smart interface” , and allows for instant donation acceptance before, during or after viewing videos and the ability to share on multiple social networks with one click. A client can also send out individual or group emails by syncing its own contact list. Another unique part of the Digital Donation’s CROWDGIV platform is the ability to connect nonprofits with corporate partnerships who have the opportunity to promote their products / services by offering rewards to donors. Rewards are a proven method of driving donor participation.

Unlike the majority of crowdfunding sites, CROWDGIV’s model focuses solely on nonprofit fundraising. The platform allows individuals, nonprofits and corporate entities to set up fundraising campaigns on behalf of any qualified charitable, religious or educational organization they wish to support. A major part of the growth plan for CrowdGIV is a future expansion of the platform to offer individuals the ability to raise funds for personal needs similar to a GOFUNDME model.

As in most crowdfunding platforms, a user can select team fundraising which allows a non-profit or business to set up a master campaign and then invite others to set up sub-campaigns, (their own page) and set their own goals that feed the total objective of the master campaign. Each of these campaigns can be easily marketed to friends, family members and colleagues through social sharing, email or text, linking the request for a donation directly to your campaign page.

There are no costs to setup a campaign on CROWDGIV and no minimum fundraising requirements. Campaign costs are based on a number of factors which include credit card processing fees, platform and fundraising costs.

Our CROWDGIV platform is currently operational and is expected to generate revenue in the second fiscal quarter of 2017, pending the expansion of sales and marketing.

Additional Products in Development

PAYGIV (alternative payment solution): PAYGIV™ is an alternative payments solution that is designed to reduce the costs of processing and allow consumers to discreetly donate to a charity of their choice by simply using PAYGIV as a payment option when making a purchase or donation. Donors can also enable their accounts to automatically “roundup” a purchase to the nearest dollar or to set a fixed donation amount per month and send that amount directly to the nonprofit that they chose when registering their account. Merchants that accept PAYGIV will be able to utilize the Digital Donations rewards program or tie this activity to an existing rewards / loyalty program gaining an additional benefit for all parties.

PAYGIV Digital Wallet. The Company is also developing a PAYGIV™ digital wallet (e-wallet) which would allow consumers to register multiple credit/debit cards and bank account numbers that can be stored securely, eliminating the need to enter account information when transacting online or at the point of sale removing the need to carry credit or debit cards in order to make a purchase and donate.

PAYGIV Possible Benefits:

•	Less expensive for the Merchant to accept then Visa / MasterCard
•	Safer then credit cards (reduces fraud and stolen identity)
•	Automated donations from donors opting in to donate upon registration
•	Connects purchasing with charitable giving activity
•	Incorporates rewards and loyalty with every transaction and donation
•	Available as a private label program for eligible merchants

Cause Marketing Products and Services

Digital Donations has credited The Digital Donations Pledge which it believes separates it from the others in the fundraising industry. The Digital Donations Pledge provides that any 501c3 in good standing that meets the requirements can apply for a minimum $5,000 in-kind donation pledge from Digital Donations. The non-profit organization can immediately use the donation to purchase products and services from Digital Donations at the lowest cost for any product or service offered by Digital Donations.

Some of the goods and services that can be purchased with pledge credits:

•	CrowdGIV (Crowdfunding Platform) Campaign Development
•	CrowdGIV (Crowdfunding Platform) Campaign Coaching
•	Credit Card Processing
•	Mobile Giving Campaigns
•	Text to Give Campaigns

•	Logo Design and Branding
•	Website Design & Development
•	PR and Writing Services
•	Social Media Strategy Consulting
•	Create and Manage Social Media
•	Logo Premiums and Incentives
•	Travel / Resort Packages, Hospitality and Events

Credit Card Payment and Electronic Check Processing

The Company believes that the commoditization of the credit card processing industry has created an opportunity to utilize merchant accounts as part of an overall strategy for growth. DDI began recognizing revenue from these fees beginning in late January 2016. As of September 30, 2016 all of the revenue generated by DDI were from these fees.

Digital Donations has entered into an agreement with WorldPay, a multi-national payment processing company, which affords it national account preferred pricing as a Visa-approved Payment Service Provider (PSP). WorldPay is the largest provider of ATM services in the United States www.worldpay.us.

The Company plans to combine this preferred pricing with the Digital Donations platform to create a new revenue stream for targeted accounts. Digital Donations has already entered into processing agreements with the American Cancer Society, American Heart Association, National Multiple Sclerosis, The Humane Society of the United States, Alzheimer ’ s Foundation and Morgan Stanley. These charities utilize the Company ’ s ATM fundraising technology and are presented as a fundraising opportunity to a consumer as that consumer withdraws cash from an ATM. Donations are collected by the Company and dispersed to the charity selected by the consumer. The Company bills each charity for its services and processing fees.

As the Digital Donations business evolved, instead of focusing efforts on acquiring traditional credit card processing accounts Digital Donations chose to partner with major processing companies, ATM manufacturers / distributors with an existing base of customers and charities that provide access to major retailers and corporations that fit our target profile. With the development of Digital Donations as a “ Processor Independent “ solution we now have the ability to integrate our technology into accounts where previously there was minimal opportunity for the company to capture a merchants processing business. This provides us with the ability to sell our solutions to accounts regardless of who they use as a processor.

Current contracts

The Company’s plan for success revolves around strategic agreements with NPOs, payment processors, integration partners, ATM manufacturers, distributors, mobile platforms and direct response companies. Working closely with NPOs and their corporate sponsors, many of which are merchants and service providers, the opportunity exists to integrate the Digital Donations platform into their point-of-sale systems, e-commerce shopping carts, ATMs and mobile devices that are capable of utilizing the Digital Donations technology.

United Charitable. United Charitable (UC) is a 501(c)(3) nonprofit organization whose mission is to make philanthropy accessible by providing comprehensive management of charitable programs and donor-advised foundations on a community, national, or global level. United Charitable serves as an umbrella organization for individuals or entities which are generally so small that they lack the infrastructure to run their non-profit. The Company, through its subsidiary Digital Donations, Inc., entered into an agreement in June 2014 to provide to the merchants within each of UC ’ s 500+ Programs access to the Digital Donations™ fundraising technology. Pursuant to the terms of the agreement the Company will work with selected merchants and use the Digital Donations Software to automate the solicitation, collection and delivery of charitable contributions to United Charitable at approved merchant locations.

Nautilus Hyosung. Nautilus Hyosung America is a subsidiary of South Korea Hyosung, Inc., a global leader in providing ATMs to the retail off-premises and financial institution markets. Since entering the North American market in 1998, Nautilus Hyosung America has shipped more than 200,000 ATMs and is the largest provider of ATMs in the United States. Nautilus Hyosung America is headquartered in Irving, Texas and has research and development support in its Global Software Center in Dayton, Ohio. In February, 2015, the Company, through its subsidiary Digital Donations, Inc., entered into a renewable three-year license agreement with Nautilus whereby the Company granted Nautilus the non-exclusive license to use the Company’s fundraising software technology and the Company’s trademark for ATM locations and ATM distributors.

WorldPay. WorldPay is a global card payment acquiring business with 450,000 merchants in the United States and operating in over 30 countries around the globe. WorldPay’s platforms allow customers to accept card payments both at point-of-sale and over the Internet. WorldPay is the largest provider of ATM services in the United States. The Company, through its subsidiary Digital Donations, Inc., entered into a processing agreement with WorldPay whereby WorldPay will provide authorization, electronic draft capture, submission of transactions to payment networks, and additional related services for sales originated by the Company.

Triton Manufacturing. With more than 200,000 ATMs shipped in over 24 countries worldwide, (130,000 in the United States) Triton has been a leader in ATM affordability and service for over 30 years. Digital Donations recently launched a national effort with Triton to allow charitable giving on ATMs currently in the marketplace. Through its subsidiary, Digital Donations, the Company entered into an agreement whereby Triton Systems of Delaware would act as an independent sales contractor in selling and marketing the Company ’ s fundraising and marketing platform. In addition Triton has appoint the Company as the exclusive provider of ATM fundraising technology and services on all Triton ATMS.

GEOCommerce. is completely transforming digital advertising and mobile commerce by bridging online to offline marketing and mobile transaction data with unmatched precision. Their engagement solutions connect marketers to a targeted customer across all devices based on intelligent, exact-location audience targeting through the use of patent-pending technologies that create a precise link between a range of online and offline identifiers. Our joint marketing agreement will further enhance nonprofits and for profit engagement with donors.

Revenues

Revenue is derived directly from the funds that are raised through the use of the Digital Donations technology and fundraising fees charged to the charity, credit card and electronic check processing fees and products and services provided through the Pledge.

Payment processing income is determined by the amount charged to the business above the cost of processing (Interchange) which is determined by Visa/MasterCard, AMEX and Discover. Credit card processing revenues are generated by the company acting as a broker of these services for one or multiple processors. The terms of these agreements provide for a wholesale cost of every transaction that is then resold to merchants or businesses that pay a rate that is above the cost. The company then receives the agreed upon profit margin for the length of the contract which is typically 3 years. Check processing follows a similar process except in our current contract we are paid the full cost of the transaction and are then billed for the wholesale price at the end of the billing cycle. Our profit is the difference of the amount charged to the business less the pre-negotiated cost.

Donation processing revenues are generated through contracts with nonprofit organizations that use our fundraising technology. Fundraising service fees are expected to be determined by several factors including the number of retail locations and charities using the technology, volume of transactions and amount of donations processed on behalf of the charity.

One hundred percent of funds received is deposited with the Company’s fiscal sponsor (United Charitable) which is responsible for managing all aspects of compliance and of forwarding donations to the chosen charity. Digital Donation’s professional fundraising and compliance management fees for NPO technology based revenues are billed to and paid by the NPO. This is accomplished without any up-front cost to the charity or impact on its personnel, and in most cases at a service fee that is well within non-profit industry parameters, as it directly relates to the cost of the funds raised.

In all its fundraising programs, Digital Donation is paid strictly on the success of the program’s ability to generate donations.

Current Sources of Revenue:

•	Credit and Debit Card Processing
•	Electronic Check processing

Expected Future Sources of Revenue:

•	PAYGIV Mobile Wallet (in development)
•	Digital Donations Point of Sale Program (in development)
•	MYGIV Mobile App
•	E-commerce Donation Checkout (in development)

The Market: Fundraising Services

According to the National Center on Charitable Statistics there are estimated to be over 1.5 million nonprofits in the United States. The Company believes that many of these nonprofits struggle to keep their doors open and lights on. With advances in technology there is a constant demand for every donated dollar leaving smaller nonprofits with limited resources behind the curve in implementing current technology trends. Nonprofits that don’t have the bandwidth or   funding to establish a strong digital presence may be missing critical tools. Online   marketing   can raise   money and awareness and draw the   attention of potential funding sources.

The Company believes there is a considerable need for alternative fundraising solutions in the United States. In todays uncertain economy NPOs are faced with the burden of reaching their fundraising goals with reduced opportunities and at costs that continue to rise, and are difficult to justify, causing fundraisers to look for new and alternative ways to seek donations for their organizations.

Point of Sale: In 2015, Cause Marketing Forum reported that more than $358 million was raised by 63 point of sale programs. The Company believes that the market for Digital Donations software is significant, as it has been developed to integrate into the majority of payment terminals manufactured by Verison, Equinox and Ingenico, which are the top three manufacturers in the world. Of this group, Verifone is the largest and manages payment acceptance in over 60% of our nation’s retailers.

ATMs: One of the key components to creating brand awareness and distribution for the Digital Donations fundraising suite has been the exclusive contracts with ATM manufacturers and distributors which provide a unique opportunity to create national exposure for the Digital Donations brand and the ability to accept donations for up to seven charities at any given time including the ability to respond to local, regional or global disasters immediately.

The Company believes that American consumers are relying on cash machines more than ever before and a great majority of consumers use ATM terminals as part of their everyday banking activity. An ATM machine can be found on almost every city block or in every grocery or market in the United States and most developed countries. The Company believes ATM donations fit perfectly into a non-profits evolving approach to donors and the evolution of the Digital Donations™ suite of solutions.

Crowdfunding: The Company believes that crowdfunding is poised to become a super-large industry by 2025 and increasing numbers of charitable organizations are looking to the power of the internet to fund their efforts. According to Bob Mulholland’s article Crowdfunding in the Modern Fundraising Platform: “Crowdfunded campaigns succeed in large part because of incentives that organizations promise in exchange for donations.”

Proposed Acquisitions and Related Matters

The Company expects to enter into a transaction (the “Digital Processing Trade Dress Acquisition”) with Digital Processing Solutions, Inc., a Texas corporation (“Digital Processing Solutions”), which is a company in which the two founders of the Digital Donations, Inc. are also executive officers, directors and majority owners. Pursuant to the proposed terms of the Digital Process Trade Dress Acquisition, the Company expects to acquire the logo, trade name and trade mark of Digital Processing Solutions and expects to issue shares of its common stock in consideration for those items. In anticipation of the Digital Processing Trade Dress Acquisition, the Company has a revocable oral licensing agreement to use the logo, trade name and trade mark of Digital Processing Solutions until the Digital Processing Trade Dress Acquisition is consummated.

Employees

The Company has two executive officers and no employees. The Company ’ s wholly-owned subsidiary, Digital Donations, has two full time employees, one of whom is Keith Orlean, the President, director and shareholder of the Company and the other which is an employee of Mr. Orlean.

Effect of Existing or Probable Governmental Regulation

Not applicable.

Costs and Effects of Compliance with Environmental Laws

Not applicable.

Legal Matters

There are no pending, threatened or actual legal proceedings in which the Company is a party.

THE COMPANY

Background

The Company, formerly known as Fishing Ridge Acquisition Corporation, was incorporated in Delaware on May 21, 2015 and filed a registration statement on Form 10 with the Securities and Exchange Commission on July 28, 2015 and became a public reporting company sixty days thereafter. In January, 2016, Fishing Ridge Acquisition Corporation changed its name to Digital Donations Technologies, Inc. On January 7, 2016, the Company effected a change of control with the resignation of the then officers and directors, redemption of 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, the appointment of new officers and directors and the issuance of 5,000,000 shares of common stock, pro rata, to the new shareholders of the Company.

On October 17, 2016, the Company acquired all the outstanding shares of common stock of Digital Donations, Inc., a New York company (the “Acquisition”). Prior to the Acquisition, the Company had no ongoing business or operations. Pursuant to the Acquisition, the Company has acquired the business and business plan of Digital Donations, Inc. which has become a wholly-owned subsidiary of the Company. Pursuant to the Acquisition, all the outstanding shares of Digital Donations, 79,084,807 shares, were exchanged for 79,084,807 shares of the Company’s common stock.

The Company has an authorized capitalization of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. The Company has a fiscal year end of December 31. At the time of the Acquisition, there were 5,500,000 shares of common stock of the Company issued and outstanding. As of the date of this Annual Report, there are 88,054,738 shares of the Company’s common stock outstanding.

Employees

The Company has two executive officers and no employees. The Company’s wholly-owned subsidiary, Digital Donations, has two full time employees, one of whom is Keith Orlean, the President, director and shareholder of the Company and the other which is an employee of Mr. Orlean.

Subsidiaries

The Company has one wholly-owned subsidiary, Digital Donations, Inc.

Property

The Company has its headquarters at 68 South Service Road, Suite 100, Melville, New York 11747.

Legal Proceedings

There are no pending, threatened or actual legal proceedings in which the Company is a party.

Emerging Growth Company

Digital Donations Technologies, Inc., qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year. The disclosure regarding the company and The Jumpstart Our Business Startups Act is incorporated herein by reference from the Form 10-12G filed on July 28, 2015.

Jumpstart Our Business Startups Act

In April, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things: Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies; Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934; Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings; Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and Exemption from registration by a non-reporting company offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and such sales are exempt from state law registration, documentation or offering requirements. In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i) the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii) the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii) the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period; or

(iv) the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

The Company meets the definition of an emerging growth company will be affected by some of the changes provided in the JOBS Act and certain of the new exemptions. The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below. Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i) audited financial statements required for only two fiscal years;

(ii) selected financial data required for only the fiscal years that were audited;

(iii) executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company.

Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act goes on to exempt emerging growth companies from the requirements in 1934 Act § 14A(e) for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a road show.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Legal Proceedings

There are no pending, threatened or actual legal proceedings in which the Company is a party.

Agreement with Tiber Creek Corporation

The Company entered into an agreement with Tiber Creek Corporation (“Tiber Creek”) whereby Tiber Creek would provide assistance in effecting transactions for the Company to become a public company, including the preparation and filing a registration statement with the Securities and Exchange Commission, advise and provide assistance on listing its securities on a trading exchange, assistance in establishing and maintaining relationships with market makers and broker-dealers and assistance in other transactions, marketing and corporate structure activities available at that time.

Reports to Security Holders

In July 2015, the Company (as Fishing Ridge Acquisition Corporation) filed a Form 10-12G general registration of securities pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001644825.

PLAN OF OPERATION

Summary

History

Digital Donations Technologies, Inc., formerly known as Fishing Ridge Acquisition Corporation (“DDTI”), was incorporated in Delaware on May 21, 2015 and filed a registration statement on Form 10 with the Securities and Exchange Commission on July 28, 2015 and became a public reporting company sixty days thereafter.

In January 2016, Fishing Ridge Acquisition Corporation changed its name to Digital Donations Technologies, Inc. pursuant to a change of control with the resignation of the then officers and directors, redemption of 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, the appointment of new officers and directors and the issuance of 5,000,000 shares of common stock, pro rata, to the new shareholders of the Company.

On October 17, 2016, Digital Donations Technologies, Inc. effected the acquisition of Digital Donations, Inc. (the “Acquisition”) as a wholly-owned subsidiary with the issuance of 79,084,807 shares of its common stock in exchange for the 79,084,807 outstanding shares of common stock of Digital Donations Inc.

Prior to the Acquisition, the Company had no business or operations. Pursuant to the Acquisition, the Company acquired the business plan, operations and contracts of its now wholly-owned subsidiary, Digital Donations, Inc.

Business Summary

Overview

Digital Donations is an early-stage company formed to develop innovative and cost effective fundraising technologies that provides consumers the option to make a donation as part of a financial transaction. The Company is currently developing fundraising platforms which allow non-profit organizations (“NPO”) in partnership with retailers and quick service restaurants to present requests for contributions to potential donors at the time such possible donors pay for goods and services at the point of sale (“POS”) at participating merchants, ATM’s, mobile devices or via the Company’s online web site. It has also launched a crowdfunding platform (CROWDGIV) that will allow NPO’s and corporate sponsors to jointly promote campaigns that meet their mutual goals.

Potential Revenue

The Company intends to earn revenue from the funds that are raised through the use of the Digital Donations technology and fundraising fees related to the Company’s charity, credit card and electronic check processing products and services.

Developments in 2016

In November 2016, Company filed a registration statement on Form S-1 (the “Registration Statement”) relating to the secondary offer and sale of 8,751,920 shares of common stock of Digital Donations Technologies, Inc., $.0001 par value per share, by the holders thereof who are deemed to be statutory underwriters (the “Selling Shareholders”). As of the date of this Annual Report, the Registration Statement has not yet been deemed effective.

In October 2016, the Company effected the acquisition of Digital Donations, Inc. (the “Acquisition”) as a wholly-owned subsidiary with the issuance of 79,084,807 shares of its common stock in exchange for the 79,084,807 outstanding shares of common stock of Digital Donations Inc. Prior to the Acquisition, the Company had no business or operations. Pursuant to the Acquisition, the Company acquired the business plan, operations and contracts of its now wholly-owned subsidiary, Digital Donations, Inc.

In July 2016, the accounting firm, KCCW Accountancy Corp., was dismissed by the Company. The firm of KCCW Accountancy Corp. had no disagreement with the Company. In July 2016, the Company engaged LJ Soldinger Associates, LLC, PCAOB registered, Certified Public Accountants as its independent registered public accounting firm. The decision to engage LJ Soldinger Associates, LLC as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

In April 2015, the accounting firm, Anton & Chia, LLP, (Anton & Chia), Newport Beach, California, determined not to continue with the Company. The firm of Anton & Chia had no disagreement with the Company. In May 2016, the Company engaged KCCW Accountancy Corp., PCAOB registered, Certified Public Accountants as its independent registered public accounting firm. The decision to engage KCCW as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

In January 2016, Fishing Ridge Acquisition Corporation changed its name to Digital Donations Technologies, Inc. pursuant to a change of control with the resignation of the then officers and directors, redemption of 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, the appointment of new officers and directors and the issuance of 5,000,000 shares of common stock, pro rata, to the new shareholders of the Company.

In January 2016, the Company (as Fishing Ridge Acquisition Corporation) filed with the State of Delaware a certificate of amendment to its Certificate of Incorporation increasing its authorized shares of common stock from 100,000,000 shares to 300,000,000 shares and its non-designated preferred stock from 20,000,000 shares to 100,000,000 shares.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company has its headquarters at 68 South Service Road, Suite 100, Melville, New York 11747.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending, threatened or actual legal proceedings in which the Company is a party.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public market for the Company's securities.

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

Holders

As of May 19, 2017, there were approximately 47 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2016, neither Digital Donations Technologies, Inc. nor its wholly owned subsidiary, Digital Donations, Inc., had compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.

In the past three years, the Company has sold securities which were not registered as follows:

The Company issued 10,000,000 shares on its formation in May 2015 to each of James Cassidy and James McKillop of which all but 500,000 shares were redeemed pro rata.

As part of a change in control of the Company, on January 8, 2016 the Company issued 5,000,000 shares of its common stock to

Keith Orlean	2,500,000 shares
Jeffrey Marder	2,500,000 shares

In October, 2016, the Company issued 79,084,807 shares of its common stock to 38 shareholders of Digital Donations, Inc. as part of a one-for-one stock exchange in exchange for the shares Digital Donations, Inc. held by each of them.

From October 2016 to December 2016, the Company issued to one shareholder an aggregate of 1,819,963 common shares for a total of $130,000 pursuant to a private placement offering.

From January 2017 to May 2017, the Company sold to two shareholders an aggregate of 2,272,955 of its common shares for a total of $179,500 pursuant to a private placement offering. As of the date of this filing, 832,983 shares of that aggregate amount were issuable.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software industry, the success of our product development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

The Company is a development stage company and was incorporated in the State of Delaware in May 2015. As of the periods from inception, through the date of this prospectus, the Company did not generate any revenue and incurred minimal expenses and operating losses, as part of its development stage activities. At December 31, 2016, the Company (through its wholly-owned subsidiary) experienced a net loss of $551,299, an accumulated deficit of $982,103 and total liabilities of $120,579.

As the result of the acquisition of Digital Donations, Inc. and the change in business and operations of the Company, from an non-operating reporting company, to the business of becoming a provider of alternative fundraising solutions to the nonprofit industry, a discussion of the past, pre-Share Exchange financial results of Digital Donations Technologies, Inc., is not pertinent, and under applicable accounting principles the historical financial results of Digital Donations, Inc. the wholly owned operating subsidiary of Digital Donations Technologies, Inc., the accounting acquirer, prior to the Acquisition Agreement are considered the historical financial results of the Company.

The Company anticipates that it would need a minimum of approximately $1,150,000 over the next 12 months to continue as a going concern and bring the company’s products to market within that time frame. Specifically, in order for the Company to fully implement it plans it expects that it will need: (1) $250,000 for the ongoing design and development of new and existing Digital Donations technology, (2) $150,000 for marketing and consulting expenses, (3) $500,000 to hire key personnel and (4) $250,000 for operating expenses. The Company’s executive officers and several of its current shareholders have expressed a willingness and plan to continue to fund the Company’s operations during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations, however, the Company cannot guarantee that it will receive the minimum needed to fund its operations and development for the upcoming 2017 year.

The following discussion highlights Digital Donations, Inc.’s results of operations and the principal factors that have affected its financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Digital Donations, Inc.’s audited financial statements contained in this registration statement, which have been prepared in accordance with United States generally accepted accounting principles. This discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements for the fiscal years ended December 31, 2016 and 2015, include a summary of significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview of the Results of Operations for the years ended December 31, 2016 and 2015

Overview for the year ended December 31, 2015.

In 2015 the Company was still in the development stage and generated no revenues. The Company did not truly commence operations until the second half of the year. In the fourth quarter two employees were hired, one of which is an officer and director of the Company. Additionally, the Company issued shares of common stock for various consulting services and recorded an expense of $186,000. Approximately $10,000 was invested in software development as an aspect of the Company’s technology platform. The Company incurred approximately $36,000 in professional fees related to the costs incurred for financial statement audits, general legal work performed and investment banking services we received during 2015. Total salaries, wages and taxes paid during the fourth quarter were approximately $46,000. In 2015 the Company issued approximately 2.6 million shares of its common stock to an individual for services rendered by that individual. The Company recorded stock based compensation of approximately $185,500 based on that issuance.

 In addition to the costs for 2015 noted above, the Company wrote off approximately $24,000, net, of amounts advanced to the same entity that the Company advanced funds (approximately $6,600) to in 2014.  The Company also advanced funds through June 30, 2016 to that same entity. The amounts were advanced in order to assist the entity in winding down its operations. The Company will have one final transaction with the related party as it is the owner of the intangible assets the Company plans on purchasing (see Note 4 in the audited financial statements included in this filing) sometime in 2017.

Overview for the year ended December 31, 2016.

The Company expects that going forward it will significantly increase the level of operations. In January 2016, the Company began generating revenues from credit card processing and check processing services provided to its clients both in and outside the NPO industry. In addition in the second and third quarter of 2016 the Company completed the development of the first set of its NPO platform technologies, specifically for ATM fundraising. Nominal amounts of revenue were generated in 2016 during early stage implementation and test of the platform with cooperating ATM owners. The Company expects to begin heavily marketing those first technologies into the marketplace sometime in 2017 as capital availability allows and expects to continue to work on development of the suite of NPO platform technologies going forward in 2017 and beyond.

The Company continues to have only two employees and incurred approximately $167,000 of payroll related costs in 2016. Additionally, the Company engaged various independent contractors and temporary help for various functions including accounting, software development and IT administration. Cost for those contract services amounted to approximately $87,000 in 2016, including approximately $21,500 for accounting, $18,600 for software development and $35,000 for IT administration and services. The Company incurred approximately $42,000 in legal and professional fees related to the costs incurred primarily for financial statement audits and general legal work performed.

In addition to the costs noted above the Company incurred stock based compensation expense of approximately $154,000 due to the issuance of approximately 2,162,000 shares of its common stock to various individuals for services rendered.

Year Ended December 31, 2016 compared with Year Ended December 31, 2015

As noted above, the Company did not commence principal operations until after June 30, 2015, so the results of operations for the year ended December 31, 2015 are not directly comparable. The discussion below therefore concentrates on activities during the year ended December 31, 2016.

Gross Revenues. No revenues were generated during 2015. Gross revenues in 2016 totaled $141,636 and were primarily from the processing of credit card and electronic check payments made to clients. As noted above, the Company completed initial development of the first NPO Platform technology in mid-2016 and generated nominal revenue, approximately $4,000, from limited first stage implementation and tests of the platform with select ATM owners. The Company expects to begin a major sales and marketing program of that product sometime in 2017 as capital becomes available.

Residuals and commissions. Since no revenue was generated in 2015 there was no corresponding residual or commission expense in that year. Such expense totaled $28,970 for the year ended December 31, 2016, and consists primarily of payments made for electronic check processing services. Residuals paid to ATM owners and manufacturers were $1,657 and are the contractual payments due for the use of the Company’s NPO platform on the related ATM machines. The residuals are based on a percentage of the donation made via the ATM.

Payroll expense. Salaries and wages expenses consist primarily of salaries for one executive and one administrative staff, which amounted to approximately $166,600 and $45,650, included related taxes, for the years ended December 31, 2016 and 2015, respectively. The Company’s two employees were hired in the fourth quarter of 2015. In the fourth quarter of 2016, the Company hired a new executive, the VP of Operations. The Company is not currently paying the new VP, but expects in the future that he will draw a base salary of $75,000 on an annual basis. In addition, as the Company grows, it expects that both of its founders will receive salaries from the Company at the rate of $175,000 each. Therefore the Company expects salaries and wages to increase in future periods.

Stock based compensation. In 2016 and 2015, respectively, the Company issued 2,162,021 and 2,597,871 shares of its common stock to various individual for services rendered. The Company recorded stock based expense of $154,433 and $185,566 in 2016 and 2015, respectively.

Sales and marketing. No sales and marketing expense was incurred in 2015. In 2016, the Company recorded sales and marketing expense of $122,970. It consisted primarily of funds spent to develop a plan of distribution for our crowdfunding and mobile fundraising platform, the creation and design of the user interface and collateral materials.

Professional Fees. Professional fees increased $48,051, or 134%, to $84,019 for the year ended December 31, 2016 from $35,968 for the year ended December 31, 2015, and related to the increase in costs of financial statement audits and filings with the Securities and Exchange Commission, contract accounting services and general legal work performed. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to perform and assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

Software development costs. Software and development costs increased $9,220, or 98%, for the year ended December 31, 2016 from $9,387 for the year ended December 31, 2015, and consists primarily of fees the Company is charged for developing the source code of the software platform enabling it to build new products as well as improve existing products. The Company expenses substantially all of its software development costs as they are incurred. The Company expects that its software development activities will increase in future periods as revenues provide the funding needed to assist the development work needed to bring products to market.

IT and software. No IT and software expense was incurred in 2015. For the year ended December 31, 2016, IT and software expense totaled $54,230 and consisted primarily of third party administrative support of the computer and IT needs of the Company, various hardware and software purchases and leases and SaaS fees. The Company expects this expense to grow substantially as it implements its business plan and operating capital becomes available.

Depreciation expense. The Company recorded no depreciation expense in 2015 as it had not yet acquired any depreciable assets. In the year ended December 31, 2016, the Company purchased $13,228 of point-of-sales terminals for an NPO client per the agreement with that NPO. The Company generates revenue from transactions entered on those terminals. The Company set a useful life of three years for those terminals and, accordingly, recorded $2,378 of depreciation expense in 2016.

Corporate and office. Corporate and office expense increased $29,985, or 106%, for the year ended December 31, 2016 from $28,185 for the year ended December 31, 2015, and consists primarily of corporate office rent and utility expense, and other corporate office related costs. The Company expects these costs to increase in future periods as it continues to expand its operations.

Critical Accounting Policies

The Company believes that the following significant accounting policies, which are described in note 2 to the financial statements, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Estimates

The Company regularly evaluate the accounting estimates that used to prepare the financial statements. A complete summary of these policies is included in the Notes to the audited financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Revenue Recognition

The Company generates its revenue from administration and service fees of transactions on the Digital Donations fundraising platform, and from residual fees and commissions from the processing of payments made by customers to client merchants via debit or credit cards, or by electronic checks. Revenue from these transactions is accounted for in the monthly period a donation is made or a payment processed.

For the brokering of credit card processing fees, the Company recognizes revenues at the time the credit card process transaction is approved, when its fee becomes fixed and determinable. For electronic check processing, the Company recognizes revenue in the same manner, when the check is processed, as at that time its fee becomes fixed and determinable. In addition, because the Company only brokers these services, the revenue recognized is net of the fee charged by the actual process provider.

Financial Condition, Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in this Current Report and in the notes to the Digital Donations, Inc. financial statements, the Company has incurred operating losses, and at December 31, 2016, has a working capital deficiency of approximately $85,600. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Additionally, the Company’s independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015 regarding concerns about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon our generating operating cash flow and raising capital sufficient to fund operations.  We have discussed our strategy and plans relating to these matters elsewhere in this Current Report although the financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties. The Company’s business strategy may not be successful in addressing these issues, however, and if it cannot continue as a going concern, its stockholders may lose their entire investment.

In order to be able to achieve its strategic goals, the Company needs to further expand its business and financing activities. The Company’s aim to accomplish these goals by further developing its technology platform and correlated services. Expanding the technology platform and payment processing solutions will require future capital and liquidity expansion. Since inception in March 2014, the Company’s shareholders have contributed a significant amount of capital making it possible for it to develop our technology platform, services and activities. To continue to develop its product offerings and to expand services, a significant capital increase has been and will continue to be required. The Company believes it needs to raise additional capital from current shareholders and new investors.

In 2015, Digital Donations, Inc. raised approximately $177,000 in gross proceeds through the sale of its common stock to three new investors. In 2016, Digital Donations, Inc. raised additional proceeds in the amount of $325,000 through the sale of its common stock to one new investor. In 2016, the Company received $30,000 from the issuance to two promissory notes. In 2017, the Company sold to two shareholders an aggregate of 2,272,955 of its common shares for a total of $179,500, of which 832,983 shares of that aggregate amount were issuable.

Promissory Notes

On August 15, 2016, the Company’s wholly-owned subsidiary executed a promissory note in the amount of $25,000 payable in full 180 days from date of execution at an annual interest rate of 24% payable in two quarterly installments commencing on date of execution. This note has been extended by the lender to mature at the time our S-1 registration statement is declared effective by the Securities and Exchange Commission.

On October 12, 2016, the Company’s wholly-owned subsidiary executed a promissory note in the amount of $5,000 payable in full 180 days from date of execution at an annual interest rate of 24% payable in two quarterly installments commencing on date of execution. This note has been extended by the lender to mature at the time our S-1 registration statement is declared effective by the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In July 2016, the accounting firm, KCCW Accountancy Corp., was dismissed by the Company. The firm of KCCW Accountancy Corp. had no disagreement with the Company. In July 2016, the Company engaged LJ Soldinger Associates, LLC, PCAOB registered, Certified Public Accountants as its independent registered public accounting firm. The decision to engage LJ Soldinger Associates, LLC as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

In April 2015, the accounting firm, Anton & Chia, LLP, (Anton & Chia), Newport Beach, California, determined not to continue with the Company. The firm of Anton & Chia had no disagreement with the Company. In May 2016, the Company engaged KCCW Accountancy Corp., PCAOB registered, Certified Public Accountants as its independent registered public accounting firm. The decision to engage KCCW as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we did not have a formal audit committee and there was a lack of segregation of duties.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth information regarding the Company ’ s board of directors and its executive officers as well as those of the Company ’ s wholly-owned subsidiary, Digital Donations..

Officers and Directors of Digital Donations Technologies, Inc. (the “Company”)

Name	Age	Position
Keith Orlean	59	Chief Executive Officer and Treasurer, Director
Jeffrey Marder	59	President, Director

Officers and Directors of Digital Donations, Inc. (the Company’s wholly-owned subsidiary)

Keith Orlean	59	President and Director
Jeffrey Marder	59	Chief Executive Officer and Director
Kenneth P. Murphy	64	Vice President, Operations Manager

Directors

The Company is authorized to have at least one director but no more than five. Each of the Company’s directors serves for a term of one year or until a successor is elected and qualified.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•               Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•               Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•               Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•               Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•               Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•               Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any

•               Registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Jeffrey Marder

As co-founder and Chief Executive Officer of Digital Donations, Inc., Mr. Marder co-developed the Digital Donations technology platform and is responsible for setting corporate strategy, driving revenue, structuring and negotiating strategic agreements, and maintaining the company ’ s key relationships with market partners and non-profits on a day-to-day basis. His experience in transacting business with C-Suite executives and global organizations has been crucial to the signing of strategic agreements with major industry players and numerous national nonprofits. In 2013, Mr. Marder was asked to contribute and sit on the committee of ARTS (Association Retail Technology Standards) a division of the National Retail Federation to assist in creating a new standard that will be used at the retail point of sale, by POS distributors and software developers. This Standard released in November of 2013 is now available to retailers of big box stores allowing them to support charities nationwide or on a local, regional basis.

Prior to joining Digital Donations, Mr. Marder spent 16 years at Active International, a global full service media and financial services company. Mr. Marder has received numerous business accolades. In 2004 the executive management team of Active presented him with the most valuable contributor award. His previous responsibilities included VP of Business Development, where he led a team of executives that were responsible for global new business development and lead generation. The team under his direction and leadership concentrated on developing C-Suite relationships with fortune 500 / 1000 companies, resulting in 37mm in new business for 3 consecutive years. He also was responsible for training domestic and international sales associates and managing directors, which led to being promoted to Senior Vice President in 2006.

Keith Orlean

As co-founder and President of Digital Donations, Inc. Mr. Orlean draws on more than 20 years of experience in sales, marketing and business development in the electronic payments and financial services industry, setting the strategic direction of the Company. Although he oversees all aspects of the Company’s operations Mr. Orlean focuses specifically on new product development and developing relationships with payment processors, independent sales organizations and other industry resources that drive the continued growth of the Company.

His knowledge of the payments industry led to the development of products and services such as private label rewards and loyalty programs that increase customer loyalty and reduce attrition. Mr. Orlean applied this same strategy in developing the Digital Donations platform including a rewards component to drive donor participation. This alternative method of collecting and delivering donations to charities and foundations allows retailers, e-commerce businesses and ATM owners to develop a cause marketing strategy by integrating fundraising technology at the point of transaction. His relationships with major payment processors and software developers such as: Merchant First, TSYS, Global Payments, First Data, VeriFone, Chase Paymentech, and many others has been critical in the development and growth of the Digital Donations platform.

Kenneth P. Murphy, Jr.

Mr. Murphy brings 33 years of experience in operations management and systems development, in both large corporations and business start-ups. During 16 years at Westinghouse Corporation he managed repair, production, and inventory operations consistently increasing productivity by 25% or more while reducing costs by 20% or more. When Westinghouse Electric Corporation was sold to ABB (Asea, Brown, Boveri), Mr. Murphy spent four years developing and implementing all procedures and systems, both physical and electronic, of an integrated supply operation to tightly coordinate vendor and supplier activities with plant production requirements, increasing “ throughput ” for plant operations by 20%. In 1994, he joined M B Hall Company as founding manager of an Integrated Supply Division (ISD). He not only developed all of ISD’s systems and processes, he also participated in marketing the Divisions services. Sales after 6 years were $5.6 million, with a gross profit margin of 20%. In 2000, Mr. Murphy joined with others to found a new company, QuixScan, Inc. The purpose of the company was to develop an integrated system for inventory management, sales tracking and fulfillment for multi-level-marketing organizations. Mr. Murphy oversaw product development, developed company control systems and processes and designed the backbone of the product, as well as a unique system to use laser barcode scanners to transmit product codes over the internet to record sales and request inventory replenishment (patent pending). Mr. Murphy developed and manages the systems for customer service, inventory and financial control for Digital EFT, LLC, of which he was a co-founder.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The Company has not paid any executive compensation. In 2016 and 2015, Keith Orlean received compensation of $131,000 and $39,000, respectively, as an employee of Digital Donations, Inc.

Anticipated Officer and Director Remuneration

The Company anticipates that Messrs. Marder and Orlean will each receive an annual salary of $175,000 for their services to the Company.

The Company has not entered into any employment agreements with any of its officers. It intends to pay annual salaries to such officers and will pay an annual stipend to its directors when the Board determines, in its sole discretion, that cash flow is sufficient to make such payments in light of other cash needs of the Company.

Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program. In addition, the Company plans to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

Employment Agreements

The Company has not entered into any employment agreements with any officers or key personnel. The Company has no oral agreements or understandings with any officer or employee regarding base salary or other compensation.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2016.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal years ended December 31, 2016, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this prospectus regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

		Percent of
Name and Position	Shares Owned	Class(1)
Keith Orlean, Director (2) CEO and Treasurer	37,500,000	43%

Jeffrey Marder, Director (2) President	37,500,000	43%

Kenneth Murphy, Jr. Vice President, Operations Manager	500,000	Less than 1%

Vitalya Chukas > 5% Shareholder	5,227,005	6.06%

All Officers and directors as a Group (3 persons)	75,500,000	87.5%

(1)	Based on 88,054,738 shares of common stock outstanding.

(2)	Consists of 2,500,000 shares issued on change of control and 35,000,000 shares issued pursuant to the Acquisition in exchange for the 35,000,000 shares of Digital Donations Inc. held.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 250,000 shares of the Company’s common stock. Tiber Creek has received consulting fees of $50,000 to date from the Company and also holds shares in the Company. Tiber Creek and its affiliate, MB Americus LLC, a California limited liability company, each currently hold 250,000 shares in the Company. James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. As the organizers and developers of Fishing Ridge Acquisition Corporation, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisition. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement.

Messrs. Orlean and Marder each owned 35,000,000 shares (44%) of the 79,084,807 outstanding shares of common stock of Digital Donations, Inc. The reorganization by which Digital Donations became a wholly owned subsidiary of the Company was not an arms-length transaction. Messrs. Orlean and Marder serve as officers and directors of the Company and as the officers and directors of Digital Donations, Inc.

During 2014 and 2015, Digital Donations, Inc. advanced funds on a net basis to Digital Processing Solutions, Inc., a Texas corporation, which is a company in which the two founders of the Digital Donations, Inc. are also executive officers, directors and majority owners. As of December 31, 2014, the Company had advanced, net, approximately $6,400. As of December 31, 2015, the Company further advanced on a net basis approximately $23,600. The related entity during this period was under significant liquidity pressures and in 2016, the owners of the related entity decided to begin winding down the entity. Because of this, the Company fully impaired the net advances as of December 31, 2015 and 2014, which resulted in impairment expenses of the same amount noted above being recorded within the general and administrative expense line item on the statement of operations for the years ended December 31, 2015 and 2014.

Prior to the incorporation of the Company, the founders created and purchased the logo, trade name and trade mark that the Company now uses from the related entity noted above. However, because of serious financial issues suffered by the related entity, the only other product developed outside of the creation and purchase of the logo, trade name and trade mark, was the development of a Point of Sale technology and product that ultimately was discontinued in 2014 since the standard that it was based on became obsolete, and this technology and product will not be used by the Company nor will it be acquired by the Company. The Company expects to enter into a transaction with Digital Processing Solutions, Inc. to acquire the logo, trade name and trade mark and expects to issue shares of its common stock in consideration for those items due to the current liquidity situation of the Company. Because the intangible items will be purchased from a related entity, the Company will record the intangible assets purchased at the historical cost incurred by the related entity to acquire those intangibles as the purchase price.

During 2014 the founders of the Company made unsecured, non-interest bearing advances to the Company that totaled $6,652 as of December 31, 2014. During 2015, the Company made net repayments totaling $751 against those advances and as of December 31, 2015 the balance owed was $5,901. No amounts have been imputed as interest in these financial statements as the amount would be immaterial.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that as of the date of this Report, we had 5 independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $20,300 for fiscal year ended December 31, 2016, and $20,000 for fiscal year ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $22,600 and $0 for fiscal years ended December 31, 2016 and 2015, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended December 31, 2016 and 2015.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended December 31, 2016 and 2015.

Audit Committee

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(b)	Exhibits

3.1	Certificate of Incorporation (filed as exhibit to the Form 10-12G)
3.2	By-laws (filed as exhibit to the Form 10-12G)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G)
10.1	Form of Services Agreement by and between DDI and United Charitable dated June 2014 (filed as exhibit to the Form S-1)
10.2	Form of Strategic Partnership Agreement by and between DDI and Triton Manufacturing dated November 2015 (filed as exhibit to the Form S-1)
10.3	Form of Customer Referral Agreement by and between DDI and WorldPay US, Inc. dated July 2015 (filed as exhibit to the Form S-1)
10.4	Form of License and Intellectual Property Agreement by and between DDI and Nautilus Hyosung America, Inc. dated February 2015 (filed as exhibit to the Form S-1)
10.5	Form of Engagement Agreement by and between DDI and Tiber Creek Corporation dated December 2015 (filed as exhibit to the Form S-1)
10.6	Form of Promissory Note by and between DDI and M. Kimberly Rupert dated August 2016 (filed as exhibit to the Form S-1)
10.7	Form of Promissory Note by and between DDI and M. Kimberly Rupert dated October 2016 (filed as exhibit to the Form S-1)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2017.

DIGITAL DONATIONS TECHNOLOGIES, INC.

By:	/s/ Keith Orlean
Title:	Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2017.

By:	/s/ Keith Orlean
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith Orlean
Title:	Treasurer (Principal Financial Officer)

By:	/s/ Keith Orlean
Title:	Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Keith Orlean	Director	May 19, 2017
Keith Orlean

/s/ Jeffrey Marder	Director	May 19, 2017
Jeffrey Marder

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with any annual stockholders’ meeting.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Digital Donations Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Donations Technologies, Inc. as of December 31, 2016 and December 31, 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2016 and 2015. Digital Donations Technologies, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Digital Donations Technologies, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since inception and is dependent upon access to additional external financing. These conditions raise substantial doubt concerning its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L J Soldinger Associates, LLC
Deer Park, Illinois
May 19, 2017

Digital Donations Technologies, Inc. & Subsidiary

Consolidated Balance Sheets

December 31,

	2016	2015

Assets
Current Assets
Cash and cash equivalents	$23,620	$48,080
Accounts receivable - Trade	11,336	-
Total Current Assets	34,956	48,080

Fixed Assets
Equipment	13,228	-
Accumulated depreciation	(2,378)	-
Fixed Assets, net	10,850	-

Total Assets	$45,806	$48,080

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$15,147	$8,535
Accrued liabilities	75,432	37,408
Note Payable	30,000	-
Advance from shareholder	-	5,901
Total Current Liabilities	120,579	51,844

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2016 and 2015; 0 shares issued and outstanding as of December 31, 2016 and 2015.	-	-

Common Stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2016 and 2015; 86,614,766 and 74,390,337 shares issued, issuable and outstanding at December 31, 2016 and 2015, respectively	8,662	74,390

Additional paid-in capital	898,668	352,650
Accumulated deficit	(982,103)	(430,804)
Total Stockholders' Deficit	(74,773)	(3,764)

Total Liabilities and Stockholders' Deficit	$45,806	$48,080

The accompanying notes are an integral part of these financial statements.

Digital Donations Technologies, Inc. & Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2016	2015

Gross Revenues
Payment processing income	$137,620	$-
Service fee income	4,016
Total Gross Revenues	141,636	-

Residuals and commissions	28,970

Net Revenues	112,666	-

Operating Expenses
Payroll expenses	166,659	45,645
Stock based compensation	154,433	185,566
Sales and marketing	122,970	-
Professional fees	84,019	35,968
Software development costs	18,607	9,387
IT and software	54,230	-
Depreciation expense	2,378	-
Corporate and office	58,170	28,185
Total Operating Expenses	661,466	304,751

Operating Loss	(548,800)	(304,751)

Other Income and Expense
Other income	68	-
Interest expense	(2,567)	-
Total Other Income and Expense	(2,499)	-

Income before income tax	(551,299)	(304,751)
Income taxes	-	-

Net Loss	$(551,299)	$(304,751)

Pro forma information (Unaudited)
Net loss from operations	$(551,299)	$(304,751)
Pro forma income tax benefit	187,400	67,000
Pro forma net loss	$(363,899)	$(237,751)

Pro forma basic and diluted loss per share	$(0.00)	$0.00

Pro forma basic and diluted
Weighted average shares outstanding	77,927,711	71,175,150

The accompanying notes are an integral part of these financial statements.

Digital Donations Technologies, Inc. & Subsidiary

Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	300,000,000	$300,000	$-	$(306,053)	$(6,053)

Cancellation of founders shares	(230,000,000)	(230,000)	-	230,000	-
Issuance of common stock	1,792,466	1,792	174,708	-	176,500
Costs of Issuance	-	-	(5,026)	-	(5,026)
Non-employee stock compensation	2,597,871	2,598	182,968	-	185,566
Dividend	-	-	-	(50,000)	(50,000)
Net Loss	-	-	-	(304,751)	(304,751)

Balance, December 31, 2015	74,390,337	74,390	352,650	(430,804)	(3,764)

Issuance of common stock in Digital Donations, Inc.	2,882,442	2,882	202,118	-	205,000
Non-employee stock compensation	2,162,021	272	154,161	-	154,433
Recapitalization of Digital Donations Technologies, Inc.	5,500,000	(69,051)	69,908	-	857
Issuance of common stock in Digital Donations Technologies, Inc.	1,679,966	168	119,832	-	120,000
Net Loss	-	-	-	(551,299)	(551,299)

Balance, December 31, 2016	86,614,766	$8,661	$898,669	$(982,103)	$(74,773)

The accompanying notes are an integral part of these financial statements.

Digital Donations Technologies, Inc. & Subsidiary

Statement of Cash Flows

	For the Years Ended December 31,
	2016	2015

Operating Activities
Net loss	$(551,299)	$(304,751)
Adjustments to reconcile net loss to
Net cash used in operating activities
Depreciation	2,378
Stock based compensation	154,433	185,566
Impairment of related party advances	-	23,621
Changes in operating assets and liabilities:
Accounts receivable	(11,337)
Accounts payable and accrued expenses	45,493	45,943
Net Cash Used in Operating Activities	(360,332)	(49,621)

Investing Activities
Purchases of equipment	(13,228)	-
(Advances to)/Repayments from Related Parties, net	(5,900)	(23,621)
Net Cash Used in Investing Activities	(19,128)	(23,621)

Financing Activities
Proceeds from/(Repayments to) shareholder advances, net	-	(751)
Proceeds from short term borrowings	30,000	-
Dividends	-	(50,000)
Proceeds from sale of common stock	325,000	176,500
Issuance costs paid	-	(5,026)
Net Cash Provided by Investing Activities	355,000	120,723

Net Increase in Cash and Cash Equivalents	(24,460)	47,481
Cash and Cash Equivalents, beginning of year/period	48,080	599

Cash and Cash Equivalents, end of year/period	$23,620	$48,080
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Digital Donations Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Digital Donations Technologies, Inc. (formerly Fishing Ridge Acquisition Corporation) ("DDTI") was incorporated on May 21, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. DDTI has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders, filing a registration statement on Form 10 and effecting a change in control.

On January 7, 2016, DDTI effected a change in control by effecting the following transactions:

DDTI redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding common.

James M. Cassidy resigned as DDTI's president, secretary and director and James McKillop resigned as DDTI's vice president and director.

Keith Orlean and Jeffrey Marder were named directors of DDTI and Mr. Orlean was appointed Chief Executive Officer and Treasurer of DDTI and Mr. Marder was appointed President of DDTI.

On January 8, 2016 DDTI issued an aggregate of 5,000,000 shares of its common stock as follows:

2,500,000 shares	Keith Orlean
2,500,000 shares	Jeffrey Marder

RECAPITALIZATION

On October 17, 2016, DDTI entered into a merger with Digital Donations, Inc. (the “Company” and post-merger, the “Company” represents the combined entity), which has resulted in the combination of the Company with DDTI through the issuance of 79,084,807 shares of DDTI common stock to the shareholders of the Company on a one-for-one basis in exchange for 100% of the then issued and outstanding shares of the Company’s common stock, and at which time the Company became a wholly owned subsidiary of DDTI. The Company has accounted for this merger as a recapitalization, as DDTI at the time of the merger was a public shell company, with only nominal assets and no operations of its own. The financial statements presented herein are that of Digital Donations, Inc. from its inception through the date of the merger, at which point the net assets of DDTI were included and the equity section restated to that of the DDTI. From the date of the merger through December 31, 2016, these financial statements represent the financial position and results of operations of the consolidated entity.

The Company intends to develop and distribute creative and innovative fund raising technology and provide payment processing solutions connecting charities and foundations with the consumer and corporate America. The Company anticipates developing fund raising solutions that will expand and enhance the way charities and foundations reach donors. The Company perceives that through the process of integrating a donation request as part of a financial transaction, retailers, e-tailers, ATM owners and service providers will have the ability to create new, or enhance existing, cause marketing programs.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompany consolidated financial statements include the accounts of Digital Donations Technologies, Inc. and its wholly owned subsidiary, Digital Donations, Inc. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

GOING CONCERN

The Company has incurred operating losses since inception as it has sought to develop alternative payments and fundraising solutions to its target market. As of December 31, 2016, the Company had an accumulated deficit of $982,103 and a cash balance of $23,620. During the year ended December 31, 2016, the Company incurred a net loss of $551,299, negative cash flows from operating activities of $360,332 and had shareholders’ equity (deficit) of $(74,773). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to fund future operations through additional financing from investors and/or lenders, and through May 12, 2017, had raised $177,000 (see Note 5). However, there can be no assurance that the Company will be successful in raising the additional funds needed. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."

The Company recognizes revenue from services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

In 2016, the Company’s revenue was predominantly derived from the brokerage of customer accounts to transaction processors in the credit card point of sale and ATM industry. Because of this, the Company does not report revenue gross with costs associated with those revenues in its operating expenses, but combines those costs and reports its revenue net of those costs, because the Company does not actually perform the services underlying the processing of those transactions.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based upon management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risks, consist principally of cash and trade accounts receivable. The Company’s cash and cash equivalents are held at one U.S. commercial bank. The Company has not experienced any losses to date related to its cash and cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets. As of December 31, 2016, our assets lives are three to five years for office equipment, including POS terminals. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. Depreciation expense for the years ended December 2016 and 2015 was $2,378 and $0, respectively.

SHARE BASED COMPENSATION

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

INCOME TAXES

From its inception through the date of the merger, Digital Donations, Inc. was taxed as an S Corporation under the Internal Revenue Code of the United States. As such, its income or losses were passed through to its shareholders and therefore the benefits of losses or the liability for any taxes due from income was the responsibility of the Company’s shareholders and not the Company. Upon completion of the merger, the status of the Company automatically changed to that of a C Corporation and thus from that day forward, the Company is responsible for all tax liabilities incurred or benefits obtained.

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 100% of the net deferred tax assets recorded were fully allowed for due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016, there were no outstanding dilutive securities.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs totaled $97,941 and $1,832 for the years ended December 31, 2016 and 2015, respectively.

SOFTWARE DEVELOPMENT COSTS

Software development costs are expensed as incurred until a product’s technological feasibility has been established. Any cost incurred after establishment of the products technological feasibility until its general release are capitalized if the Company obtains the committed funding necessary to see the project through completion. As such, there are no capitalized software development costs on the accompanying balance sheets, as the Company has not yet received the committed funding necessary to see its software projections through to their completion.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurements and Disclosures , establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes, and prioritizes, three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable and note payable approximate their fair values at December 31, 2016 and 2015 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

PRO FORMA FINANCIAL INFORMATION

As discussed above, the Company filed to be taxed as a Subchapter S Company with the Internal Revenue Service. Upon closing of the merger, its tax status will change to that of a corporation. The change will result in the post-merger company becoming obligated for the tax liabilities for the portion of income generated subsequent to the date of the merger, whereas the previous income and associated liability was passed through to the Company shareholders.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Number 1B.2 “Pro Forma Financial Statements and Earnings per Share” (“SAB 1B.2”), pro forma information on the face of the income statement has been presented which reflects the pro forma impact as if the Company had changed its tax status and capital structure at the inception of the Company. This presentation reflects the Company generating current deferred tax asset for losses during the period.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU was issued to simplify goodwill impairment by removing the second step of the goodwill impairment test. This standard is required to be adopted by the Company as of March 1, 2020. The Company does not expect adoption of this guidance will have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for the Company as of March 1, 2018. The Company does not expect adoption of this guidance will have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for the Company as of March 1, 2018, and requires a retrospective transition method. The Company does not expect adoption of this guidance will have a material impact on the Company's consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which adds further guidance on identifying performance obligations and improving the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The amendments are effective for private companies for annual periods beginning after December 31, 2018, however early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-10.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for annual periods beginning after December 15, 2019. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting this ASU.

NOTE 2. INCOME TAXES

There is no current or deferred income tax expense or benefit for the years ended December 31, 2016 or 2015.

The Company records deferred income taxes under applicable tax laws using rates for the years in which the taxes are expected to be paid. Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets may not be realized. The Company did not record an income tax provision for all periods presented due to its expected benefits from net operating losses being completely offset by valuation allowances.

The items causing this difference for the periods ended December 31, 2016 and 2015 are as follows.

	2016	2015
Tax benefit at U.S. and state statutory rates	$187,400	$103,600
less: portion of income flowing directly to former
shareholders of Digital Donations, Inc.	(176,200)	(103,600)
less: valuation allowance	(11,200)	-
Tax benefit, net	$—	$—

At December 31, 2016, the Company has estimated net operating loss carryforwards for federal income tax purposes of approximately $32,950. The actual amount of net operating losses will be determined at the time the Company’s tax returns are filed. The Company made no payments for income taxes for the years ended December 31, 2016 and 2015.

Deferred tax assets were comprised of the following as of December 31, 2016:

Current deferred tax asset	$-

NOL carryforward	11,200
Long-term deferred tax asset	11,200

Total deferred tax asset	11,200
Less valuation allowance	(11,200)

Net deferred tax asset	$-

No amounts have been included in the table above for 2015 because prior to the recapitalization of Digital Donations Technologies, Inc., the financial statements presented herein are those of Digital Donations, Inc., which was taxed under the Internal Revenue Code of the United States as an S Corporation and therefore all of its income or losses passed through to its shareholders and therefore Digital Donations, Inc. was not responsible for the income tax liability or could benefit from any deferred or current income tax assets.

Neither the Company nor its subsidiary have filed tax returns for either 2015 or 2016. The Company expects to file all of its past due returns for 2015 and the 2016 returns, which are under extension, in 2017. No taxes, penalties or interest will be due because of the losses incurred from inception, or because the subsidiary is considered a 'pass through' entity as noted above.

NOTE 3. NOTES PAYABLE

In August, 2016, the Company entered into a note agreement with an investor and received gross proceeds of $25,000. The note bears interest at the rate of 24% per annum, matures 180 days after issuance and is unsecured.

In October, 2016, the Company entered into a second note agreement with the same investor and received gross proceeds of $5,000. The note bears interest at the rate of 24% per annum, matures 180 days after issuance and is unsecured.

In 2017, the Company and the holder entered into a verbal agreement such that maturity was extended until such time as the Company files an S-1 registration statement that is declared effective.

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

At December 31, 2016, the Company has authorized 400,000,000 shares of capital stock, consisting of 100,000,000 shares (par value of $0.001 per share) of preferred stock and 300,000,000 shares (par value of $0.0001 per share) of common stock. The total number of shares of common stock issued, issuable and outstanding at December 31, 2016 and 2015 was 86,614,766 and 74,390,337, respectively. No shares of preferred stock have been issued as of December 31, 2016.

COMMON STOCK

At inception, the Company had 2,000 shares of common stock authorized with a par value of $0.01. In March 2014, the Company issued 2,000 shares of common stock at $0.50 per share to the two founders of the Company for gross proceeds of $1,000 in cash. On February 23, 2015, the Company amended its Certificate of Organization with the State of New York to increase the number of shares of authorized common stock from 2,000 to 300,000,000 and change the par value from $0.01 to $0.001, as well as authorize 100,000,000 shares of preferred stock. Also included in the amendment to the articles of incorporation was a 150,000:1 forward stock split of the common stock of the Company. The Company has shown the effect of the forward stock split and change in par value as if they had occurred at inception.

Immediately after the February 23, 2015 change was made to the articles of incorporation, the two founders cancelled 230,000,000 shares of their common stock.

In July 2015, the Company sold stock to an investor at $0.44 per share for cash proceeds of $44,000. Those shares were issued in 2016.

In July 2015, the Company sold stock to an investor at $0.50 per share for cash proceeds of $12,500. Those shares were issued in 2016 with a correction as the original issuance was recorded at $1.00 per share

In December 2015, the Company sold stock to an investor at $0.0714 per share for cash proceeds of $95,000. As of December 31, 2015, the Company had issued 769,985 shares and was obligated to issue an additional 559,988 shares to the investor. Those additional shares were issued in 2016.

In 2016, the Company sold stock to an investor at $0.0714 per share for cash proceeds of $325,000. As of December 31, 2016, the Company had issued 4,199,916 shares and was obligated to issue an additional 349,993 shares to the investor. Those additional shares were issued in 2017.

The issuances described above were offered to accredited investors as defined in Rule 501 and subject to exemptions provided under Rule 506 of Regulation D of the Securities and Exchange Acts.

SHARE BASED PAYMENTS

In 2015, the Company issued a total of 2,597,871 shares as compensation to non-employees for consulting services performed. The Company recorded compensation expense at a share price based on the 2015 raises noted above of $0.0714 per share. Total compensation expense recorded in 2015 was $185,566.

In 2016, the Company issued a total of 2,162,021 shares as compensation to non-employees for consulting services performed. The Company recorded compensation expense at a share price based on the 2016 private placement raises noted above of $0.0714 per share. Total compensation expense recorded in 2016 was $154,433.

DIVIDENDS

In December 2015, the Company made a payment on behalf of the founders of the Company and has treated that payment as a dividend.

 NOTE 5. RELATED PARTY TRANSACTIONS

During 2014 and 2015, Digital Donations, Inc. advanced funds on a net basis to a company in which the two founders of the Digital Donations, Inc. are also majority owners. As of December 31, 2014, the Company had advanced, net, approximately $6,400. As of December 31, 2015, the Company further advanced on a net basis approximately $23,600. The related entity during this period was under significant liquidity pressures and in 2016, the owners of the related entity decided to begin winding down the entity. Because of this, the Company fully impaired the net advances as of December 31, 2015 and 2014, which resulted in impairment expenses of the same amount noted above being recorded within the general and administrative expense line item on the statement of operations for the years ended December 31, 2015 and 2014. In 2016, the entity was further advanced funds, but was able to repay all of the 2016 advances plus an additional $9,245 which the Company has shown as a reduction of its general and administrative expense.

Prior to the incorporation of the Company, the founders created and purchased the logo, trade name and trade mark that the Company now uses from the related entity noted above. However, because of serious financial issues suffered by the related entity, the only other product developed outside of the creation and purchase of the logo, trade name and trade mark, was the development of a Point of Sale technology and product that ultimately was discontinued in 2014 since the standard that it was based on became obsolete, and this technology and product will not be used by the Company nor will it be acquired by the Company. In 2017 the Company expects to enter into a transaction with the related entity to acquire the logo, trade name and trade mark and expects to issue its equity in consideration for those items due to the current liquidity situation of the Company. Because the intangible items will be purchased from a related entity, the Company will record the intangible assets purchased at the historical cost incurred by the related entity to acquire those intangibles as the purchase price.

NOTE 6. COMMITMENTS AND CONTINGENCIES

In January 2016, the Company took over the office lease from a related party.  That lease ended on January 31, 2016.  During the remainder of 2016, the Company occupied that office under a month to month rental under the terms of the old related party lease.  On February 1, 2017, the Company entered into its own two year lease with the landlord for the existing space.  Total rent expense incurred in 2016 was approximately $39,800.

NOTE 7. SUBSEQUENT EVENTS

From January 1 through May 19, 2017, the Company sold to two shareholders an aggregate of 2,272,955 of its common shares for a total of $179,500. As of the date of this filing, 832,983 shares of that aggregate amount were issuable.

F-12