Form 10-Q
period 2017-03-31
Digital Donations Technologies, Inc.
filed 2017-06-08
CIK 1644825

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to ___

Commission File No. 000-55483

DIGITAL DONATIONS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4485832
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

68 South Service Road, Suite 100

Melville, New York 11747

(Address of principal executive offices) (zip code)

631-465-2163
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒
Emerging growth company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act ☒

As of June 5, 2017, the Company had 88,607,736 shares of its common stock, par value $.0001 per share, issued and outstanding.

DIGITAL DONATIONS TECHNOLOGIES, INC.
TABLE OF CONTENTS

DIGITAL DONATIONS TECHNOLOGIES, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40,162	$23,620
Accounts receivable - Trade	11,043	11,336

Total Current Assets	51,205	34,956

FIXED ASSETS
Equipment	13,228	13,228
Accumulated depreciation	(3,480)	(2,378)
Fixed Assets, net	9,748	10,850

TOTAL ASSETS	$60,953	$45,806

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,539	$15,147
Accrued liabilities	61,556	75,432
Note payable	30,000	30,000

Total Current Liabilities	102,095	120,579

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016.	—	—
Common stock - $0.0001 par value; 300,000,000 shares authorized at March 31, 2017 and December 31, 2016; 88,257,734 and 86,614,766 shares issued, issuable and outstanding at March 31, 2017 and December 31, 2016, respectively.	8,826	8,662

Additional paid-in capital	1,033,004	898,668
Accumulated deficit	(1,082,972)	(982,103)

Total Stockholders’ Deficit	(41,142)	(74,773)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,953	$45,806

The accompanying notes are an integral part of these condensed financial statements.

* Derived from audited information

DIGITAL DONATIONS TECHNOLOGIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES
Payment processing income	$30,719	$32,360
Service fee income	1,193	—
Total Gross Revenues	31,912	32,360

Residuals and commissions	7,803	5,538

Net Revenues	24,109	26,822

OPERATING EXPENSES
Payroll expenses	41,671	39,806
Stock based compensation	—	4,430
Sales and marketing	35,456	15,578
Professional fees	20,080	9,413
Software development fees	—	7,495
IT and software	8,597	13,134
Depreciation expense	1,102	60
Corporate and office	16,272	9,065

Total Operating Expenses	123,178	98,981

OPERATING LOSS	(99,069)	(72,159)

OTHER INCOME AND EXPENSES

Interest expense	(1,800)	—

Total Other Income and Expense	(1,800)	—

LOSS BEFORE INCOME TAXES	(100,869)	(72,159)
Provision for income taxes	—	—

NET LOSS	$(100,869)	$(72,159)

Basic and Diluted
Loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	86,900,472	74,889,498

Pro forma information (Unaudited)
Net loss from operations		$(72,159)
Pro forma income tax benefit		24,500
Pro forma net loss		$(47,659)

PRO FORMA BASIC AND DILUTED LOSS PER SHARE		$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(100,869)	$(72,159)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	1,102	60
Stock based compensation	—	4,430
Changes in operating assets and liabilities:
Accounts receivable	293	(9,040)
Accounts payable and accrued expenses	(18,484)	6,411

Net Cash Used in Operating Activities	(117,958)	(70,298)

INVESTING ACTIVITIES
Purchases of equipment	—	(2,168)
(Advances to)/Repayments from Related Parties, net	—	(5,900)

Net Cash Used in Investing Activities	—	(8,068)

FINANCING ACTIVITIES
Common stock issued for cash	134,500	75,000

Net Cash Provided by Financing Activities	134,500	75,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$16,542	$(3,366)
CASH AND CASH EQUIVALENTS, beginning of period	23,620	48,080

CASH AND CASH EQUIVALENTS, end of period	$40,162	$44,714
Cash paid for interest	$500	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The accompanying notes are an integral part of these condensed financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

RECAPITALIZATION

On October 17, 2016, DDTI entered into a merger with Digital Donations, Inc. (the “Company” and post-merger, the “Company” represents the combined entity), which has resulted in the combination of the Company with DDTI through the issuance of 79,084,807 shares of DDTI common stock to the shareholders of the Company on a one-for-one basis in exchange for 100% of the then issued and outstanding shares of the Company’s common stock, and at which time the Company became a wholly owned subsidiary of DDTI. The Company has accounted for this merger as a recapitalization, as DDTI at the time of the merger was a public shell company, with only nominal assets and no operations of its own. The financial statements presented herein are that of Digital Donations, Inc. from its inception through the date of the merger, at which point the net assets of DDTI were included and the equity section restated to that of the DDTI. From the date of the merger and thereafter, these financial statements represent the financial position and results of operations of the consolidated entity.

BASIS OF PRESENTATION AND CONSOLIDATION

The condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2017 and 2016 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2017 and December 31, 2016, and its results of operations and cash flows for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

GOING CONCERN

 The Company has incurred operating losses since inception as it has sought to develop alternative payments and fundraising solutions to its target market. As of March 31, 2017, the Company had an accumulated deficit of $1,082,972 and a cash balance of $40,162. During the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, the Company incurred net losses of $100,869 and $551,299, negative cash flows from operating activities of $117,958 and $360,332 and had shareholders’ deficits of $(41,142) and $(74,773). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to fund future operations through additional financing from investors and/or lenders until such time as the Company can reach profitability. Through June 5, 2017, the Company had raised $50,000 in private placement subscriptions. However, there can be no assurance that the Company will be successful in raising the additional funds needed. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, 100% of the net deferred tax assets recorded were fully allowed for due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2017 and 2016, respectively, there were no outstanding dilutive securities.

Note 2. NOTES PAYABLE

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

In February 2017, the Company and the holder entered into a verbal agreement such that maturity was extended until such time as the Company files an S-1 registration statement that is declared effective.

Note 3. STOCKHOLDER’S DEFICIT

COMMON STOCK

During the first three months of 2017 the Company raised $134,500 in cash proceeds through private placement subscriptions to 1,642,968 shares of the Company’s common stock by two different individuals. Of the total, 1,602,968 shares were sold for $0.07143 a share and 40,000 shares were sold for $0.50 a share

During the three months ended March 31, 2016, the Company raised $75,000 in cash proceeds through private placement subscriptions at $0.07143 per share and agreed to issue 1,049,979 shares of the Company’s common stock to one individual.

Note 4. RELATED PARTY TRANSACTIONS

In the three months ended March 31, 2016, the entity was further advanced funds from a related party, but the related party was able to repay all of the 2016 advances plus an additional $9,245 which the Company has shown as a reduction of its general and administrative expense, as at December 31, 2016, the Company had fully reserved all previous advances by the related party.

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

Note 5. SUBSEQUENT EVENTS

From April 1 through June 5, 2017, the Company sold to one shareholder an aggregate of 699,986 of its common shares for a total of $50,000. As of the date of this filing, 699,986 shares of that aggregate amount were issuable.

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

Overview

The Company is a development stage company and was incorporated in the State of Delaware in May 2015. As of the periods from inception, through the date of this quarterly report, the Company did not generate any revenue and incurred minimal expenses and operating losses, as part of its development stage activities. At March 30, 2017, the Company (through its wholly-owned subsidiary) experienced a net loss of $(100,869), has an accumulated deficit of $(1,082,972) and total liabilities of $102,095.

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

The Company anticipates that it would need a minimum of approximately $1,150,000 over the next 12 months to continue as a going concern and bring the company’s products to market within that time frame. Specifically, in order for the Company to fully implement it plans it expects that it will need: (1) $250,000 for the ongoing design and development of new and existing Digital Donations technology, (2) $150,000 for marketing and consulting expenses, (3) $500,000 to hire key personnel and (4) $250,000 for operating expenses. The Company’s executive officers and several of its current shareholders have expressed a willingness and plan to continue to fund the Company’s operations during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue its operations, however, the Company cannot guarantee that it will receive the minimum needed to fund its operations and development for the remainder of 2017.

 The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

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

Equipment Financing

The Company has no existing equipment financing arrangements.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Early Stage of Company and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company has not generated any revenues from its operations, and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2017.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Quarter Ended March 31, 2017 Compared to the Quarter Ended March 31, 2016

Gross Revenues. During the three months ended March 31, 2017, the Company generated gross revenues totaling $31,912, compared to $32,360 in gross revenue for the comparable quarter of 2016. The revenue for the current period was generated primarily through agreements to process customer’s credit card and electronic check payments received.

Commissions and Residuals. During the three months ended March 31, 2017, the Company paid $7,803 to third parties in sales related commissions and residuals, compared to $5,538 for the same period of 2016. These costs represent the fees the Company incurs to third party providers to perform the electronic processing of the payments and distribution of the funds to all appropriate parties.

Operating Expenses. Operating expenses increased $24,197, or 24%, to $123,178 in the first quarter of 2017 from $98,981 in last year’s first quarter due primarily to an increase in sales and marketing expense of $19,878, an increase of 128% over the same period of 2016. In addition, our professional fees increased 113% in the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, to $20,080 compared to $9,413. This was the result of the Company becoming a public reporting entity upon the recapitalization and merger with Digital Donations Technologies, Inc. in the fourth quarter of 2016. We expect our professional fees to grow as our Company grows in future periods. These increases were offset by a decrease of 35% in our IT and software development costs. Also, our corporate and office increased by 79% in the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Along with professional fees, we expect our corporate overhead costs to increase we strive to grow our Company in future period. Offsetting these increases, in the quarter ended March 31, 2017, we held off production of certain of our software platform development platforms due to a lack of working capital and as a result our costs in this area decreased 35% in the 2017 first quarter compared to the first quarter of 2016.

Net Loss. During the quarter ended March 31, 2017, the Company posted a net loss of $(100,869), compared to a net loss of $(72,159) for the quarter ended March 31, 2016. The $28,710 increase in the loss is primarily the result of the increase in sales and marketing expense noted above.

Financial Condition, Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in this Quarterly Report and in the notes to the financial statements, the Company has incurred operating losses, and at March 31, 2017, has a working capital deficiency of approximately $50,890. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Additionally, the Company’s independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015 regarding concerns about the Company’s ability to continue as a going concern.

In order to be able to achieve its strategic goals, the Company needs to further expand its business and financing activities. The Company’s aim to accomplish these goals by further developing its technology platform and correlated services. Expanding the technology platform and payment processing solutions will require future capital and liquidity expansion. Since inception in March 2014, the Company’s shareholders have contributed a significant amount of capital making it possible for it to develop our technology platform, services and activities. To continue to develop its product offerings and to expand services, a significant capital increase has been and will continue to be required. The Company believes it needs to raise additional capital from current shareholders and new investors. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

        Cash Flows From Operating Activities. Net cash used by operating activities was $117,958 in the three months ended March 31, 2017 compared to $70,298 in the same period of 2016. Uses of cash during the first quarter of 2017 included a net loss of $100,869 adjusted for noncash depreciation expense of $1,102. The net loss in the first quarter of 2016 was $72,159 and was adjusted for a noncash depreciation charge of $60 during the period. Other sources and uses of cash involved changes in operating assets and liabilities, including a decrease in trade accounts receivable in 2017 of $293, compared to an increase of $9,040 during the same period of 2016, and a decrease in accounts payable and accrued expenses of $18,484 in 2017, compared to an increase $6,411 during the same period of 2016.

Cash Flows From Investing Activities. No cash was provided or used by investing activities during the first quarter of 2017. For the three months ended March 31, 2016, cash was used to purchase equipment totaling $2,168, and $5,900 of cash was used to repay an advance from a related party.

Cash Flows From Financing Activities. Cash provided from financing activities was $134,500 and $75,000 in the first quarter of 2017 and 2016, respectively.

Current Financial Condition. As of March 31, 2017 the Company had a cash balance of $40,162, compared to $23,620 as of March 31, 2016. The Company continues to raise funds under its $5 million private placement offering. For the period from April 1, 2017 through June 4, 2017, the Company raised a further $50,000 under the private placement at approximately $0.07143 per share. While the Company believes it will be able to raise funds in order to meet the operating cash flow needs of the Company in 2017, there are no firm commitments as of the date of this filing. The Company expects to be able to raise significantly more funds in order to implement its development plan discussed earlier under Item 2 under its private placements upon having its current Registration Statement on Form S-1 declared effective, as the Company believes that will result in investors having significantly more confidence in the Company.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by a smaller reporting company.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report by the Company's principal executive officer (who is also the principal financial officer) in consultation with an outside accounting advisor.

Based upon that evaluation, the Company’s principal executive officer has concluded that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company intends to engage outside accounting advisors to assist the Company in implementing effective disclosure controls and procedures.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

From January 2017 to May 2017, the Company sold to two shareholders an aggregate of 2,342,954 of its common shares for a total of $229,500 pursuant to a private placement offering. As of the date of this filing, 349,993 shares of that aggregate amount were issuable.

From April 1 through June 5, 2017, the Company sold to one shareholder an aggregate of 699,986 of its common shares for a total of $50,000. As of the date of this filing, 699,986 shares of that aggregate amount were issuable.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as exhibit to the Form 10-12G)
3.2	By-laws (filed as exhibit to the Form 10-12G)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G)
10.1	Form of Services Agreement by and between DDI and United Charitable dated June 2014 (filed as exhibit to the Form S-1)
10.2	Form of Strategic Partnership Agreement by and between DDI and Triton Manufacturing dated November 2015 (filed as exhibit to the Form S-1)
10.3	Form of Customer Referral Agreement by and between DDI and WorldPay US, Inc. dated July 2015 (filed as exhibit to the Form S-1)
10.4	Form of License and Intellectual Property Agreement by and between DDI and Nautilus Hyosung America, Inc. dated February 2015 (filed as exhibit to the Form S-1)
10.5	Form of Engagement Agreement by and between DDI and Tiber Creek Corporation dated December 2015 (filed as exhibit to the Form S-1)
10.6	Form of Promissory Note by and between DDI and M. Kimberly Rupert dated August 2016 (filed as exhibit to the Form S-1)
10.7	Form of Promissory Note by and between DDI and M. Kimberly Rupert dated October 2016 (filed as exhibit to the Form S-1)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2017

DIGITAL DONATIONS TECHNOLOGIES, INC.

By:	/s/ Keith Orlean
Name:	Keith Orlean
Title:	Chief Executive Officer, Chief Financial Officer

