Form 10-K/A
period 2016-12-31
Digital Donations Technologies, Inc.
filed 2017-06-26
CIK 1644825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the annual period ended December 31, 2016 of DIGITAL DONATIONS TECHNOLOGIES, INC. (the “Company”) filed with the Securities and Exchange Commission on May 19, 2017 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2017.

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

Signature	Capacity	Date

/s/ Keith Orlean	Director	June 26, 2017
Keith Orlean

/s/ Jeffrey Marder	Director	June 26, 2017
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