Form 10-Q
period 2017-06-30
Digital Donations Technologies, Inc.
filed 2017-08-14
CIK 1644825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-55483

DIGITAL DONATIONS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4485832
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

68 South Service Road, Suite 100

Melville, New York 11747

(Address of principal executive offices) (zip code)

631-465-2163
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days). Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[X]
Emerging growth company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act [X]

As of August 14, 2017, the Company had 89,447,712 shares of its common stock, par value $.0001 per share, issued and outstanding.

DIGITAL DONATIONS TECHNOLOGIES, INC.

DIGITAL DONATIONS TECHNOLOGIES, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,994	$23,620
Accounts receivable - Trade	10,360	11,336

Total Current Assets	23,354	34,956

FIXED ASSETS
Equipment	13,228	13,228
Accumulated depreciation	(4,583)	(2,378)
Fixed Assets, net	8,645	10,850

TOTAL ASSETS	$31,999	$45,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,924	$15,147
Accrued liabilities	80,839	75,432
Note payable	30,000	30,000

Total Current Liabilities	122,763	120,579

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016.		-
Common stock - $0.0001 par value; 300,000,000 shares authorized at June 30, 2017 and December 31, 2016; 89,097,717 and 86,614,766 shares issued, issuable and outstanding at June 30, 2017 and December 31, 2016, respectively.	8,910	8,662

Additional paid-in capital	1,092,920	898,668
Accumulated deficit	(1,192,594)	(982,103)

Total Stockholders’ Deficit	(90,764)	(74,773)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,999	$45,806

The accompanying notes are an integral part of these condensed financial statements.

* Derived from audited information

DIGITAL DONATIONS TECHNOLOGIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

REVENUES
Payment processing income	$66,162	$70,124
Service fee income	1,565	0
Total Gross Revenues	67,726	70,124

Residuals and commissions	16,823	11,341

Net Revenues	50,903	58,783

OPERATING EXPENSES
Payroll expenses	85,735	81,045
Stock based compensation	-	4,430
Sales and marketing	74,847	47,071
Professional fees	42,959	16,339
Software development fees	-	13,892
IT and software	19,681	27,109
Depreciation expense	2,204	349
Corporate and office	32,348	25,687

Total Operating Expenses	257,774	215,921

OPERATING LOSS	(206,871)	(157,138)

OTHER INCOME AND EXPENSES
Other income	-	67
Interest expense	(3,620)	-

Total Other Income and Expense	(3,620)	67

LOSS BEFORE INCOME TAXES
Provision for income taxes	-	-

NET LOSS	$(210,491)	$(157,071)

Basic and Diluted
Loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	87,847,958	75,355,914

Pro forma information (Unaudited)
Net loss from operations		$(157,071)
Pro forma income tax benefit		53,400
Pro forma net loss		$(103,671)

PRO FORMA BASIC AND DILUTED LOSS PER SHARE		$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30,
	2017	2016

REVENUES
Payment processing income	$35,442	$38,679
Service fee income	372	0
Total Gross Revenues	35,814	38,679

Residuals and commissions	9,021	5,803

Net Revenues	26,794	32,876

OPERATING EXPENSES
Payroll expenses	44,064	41,239
Stock based compensation	-	-
Sales and marketing	39,391	32,408
Professional fees	22,879	6,925
Software development fees	-	6,397
IT and software	11,084	13,975
Depreciation expense	1,102	289
Corporate and office	16,075	16,622

Total Operating Expenses	134,596	117,855

OPERATING LOSS	(107,802)	(84,979)

OTHER INCOME AND EXPENSES
Other income	-	67
Interest expense	(1,820)	-

Total Other Income and Expense	(1,820)	67

LOSS BEFORE INCOME TAXES
Provision for income taxes	-	-

NET LOSS	$(109,622)	$(84,912)

Basic and Diluted
Loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	84,868,648	64,966,284

Pro forma information (Unaudited)
Net loss from operations		$(84,912)
Pro forma income tax benefit		28,900
Pro forma net loss		$(56,012)

PRO FORMA BASIC AND DILUTED LOSS PER SHARE		$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(210,491)	$(157,071)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	2,204	349
Stock based compensation	-	4,430
Changes in operating assets and liabilities:
Accounts receivable	976	(9,828)
Other current assets	-	(1,133)
Accounts payable and accrued expenses	2,184	21,101

Net Cash Used in Operating Activities	(205,127)	(142,151)

INVESTING ACTIVITIES
Purchases of equipment	-	(6,076)
(Advances to)/Repayments from Related Parties, net	-	(5,900)

Net Cash Used in Investing Activities	-	(11,976)

FINANCING ACTIVITIES
Common stock issued for cash	194,500	110,000

Net Cash Provided by Financing Activities	194,500	110,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(10,626)	$(44,128)
CASH AND CASH EQUIVALENTS, beginning of period	23,620	48,080

CASH AND CASH EQUIVALENTS, end of period	$12,994	$3,952
Cash paid for interest	$500	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The accompanying notes are an integral part of these condensed financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

Note 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Digital Donations Technologies, Inc. (formerly Fishing Ridge Acquisition Corporation) (“DDTI”) was incorporated on May 21, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The condensed consolidated balance sheet as of June 30, 2017 and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 2017 and 2016 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2017 and December 31, 2016, and its results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

GOING CONCERN

The Company has incurred operating losses since inception as it has sought to develop alternative payments and fundraising solutions to its target market. As of June 30, 2017, the Company had an accumulated deficit of $1,192,594 and a cash balance of $12,994. During the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, the Company incurred net losses of $210,491 and $551,299, negative cash flows from operating activities of $205,127 and $360,332 and had shareholders’ deficits of $(90,764) and $(74,773). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to fund future operations through additional financing from investors and/or lenders until such time as the Company can reach profitability. In 2017 through the date of this filing, the Company had raised $249,500 in private placement subscriptions. However, there can be no assurance that the Company will be successful in raising the additional funds needed. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, 100% of the net deferred tax assets recorded were fully allowed for due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2017 and 2016, respectively, there were no outstanding dilutive securities.

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

In August, 2017, the Company and the holder entered into a verbal agreement such that maturity for both notes was extended 180 days after this oral agreement, or until February, 2018. The notes will continue to bear interest at a rate of 24% per annum.

Note 3. STOCKHOLDER’S DEFICIT

COMMON STOCK

During the first six months of 2017 the Company raised $194,500 in cash proceeds through private placement subscriptions to 2,482,951 shares of the Company’s common stock by two different individuals. Of the total, 2,442,951 shares were sold for $0.07143 a share to one investor and 40,000 shares were sold for $0.50 a share to a separate investor.

During the six months ended June 30, 2016, the Company raised $110,000 in cash proceeds through private placement subscriptions at $0.07143 per share and agreed to issue 1,539,969 shares of the Company’s common stock to one individual.

Note 4. RELATED PARTY TRANSACTIONS

In the six months ended June 30, 2016, the entity was further advanced funds from a related party, but the related party was able to repay all of the 2016 advances plus an additional $9,245 which the Company has shown as a reduction of its general and administrative expense, and at December 31, 2016, the Company had fully reserved all previous advances by the related party.

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

Note 5. SUBSEQUENT EVENTS

From July 1 through August 12, 2017, the Company sold to two different shareholders an aggregate of 349,995 of its common shares for a total of $55,000. Of the total, 279,995 shares were sold for $0.07143 a share and 70,000 shares were sold for $0.50 a share. As of the date of this filing, 279,995 shares of that aggregate amount were issuable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company is a development stage company and was incorporated in the State of Delaware in May 2015. As of the periods from inception, through the date of this quarterly report, the Company has generated minimal revenue and incurred minimal expenses and operating losses, as part of its development stage activities. For the six month periods ended June 30, 2017 and 2016, respectively, the Company had gross revenues of $67,726 and $70,124, and total operating expenses of $257,774 and $215,921. For the six month periods ended June 30, 2017 and 2016, the Company experienced a net loss of $(210,491) and $(157,071), respectively. As of June 30, 2017, the Company has an accumulated deficit of $(1,192,594) and total liabilities of $122,763.

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

Three Month Period Ended June 30, 2017 Compared to the Three Month Period Ended June 30, 2016

Gross Revenues. During the three months ended June 30, 2017, the Company generated gross revenues totaling $35,814, compared to $38,679 in gross revenue for the comparable three month period of 2016. The revenue for both periods was generated primarily through agreements to process customer’s credit card and electronic check payments received.

Commissions and Residuals. During the three months ended June 30, 2017, the Company paid $9,021 to third parties in sales related commissions and residuals, compared to $5,803 for the same period of 2016. These costs represent, primarily, the fees the Company incurs to third party providers to perform the electronic processing of the payments and distribution of the funds to all appropriate parties.

Operating Expenses. Operating expenses increased $16,741, or 14%, to $134,596 for the quarter ended June 30, 2017 from $117,855 during last year’s second quarter due primarily to an increase in sales and marketing expense of $6,983, an increase of 22% over the same period of 2016. In addition, our professional fees increased 230% in the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016, to $22,879 compared to $6,925. This was the result of the Company becoming a public reporting entity upon the recapitalization and merger with Digital Donations Technologies, Inc. in the fourth quarter of 2016. We expect our professional fees to grow as our Company grows in future periods. These increases were offset by a decrease of $2,890, or 21%, in our IT and software development costs. Also, our corporate and office decreased by 3% in the three month period ended June 30, 2017 compared to the same period ended June 30, 2016. Along with professional fees, we expect our corporate overhead costs to increase we strive to grow our Company in future period. Offsetting these increases, in the quarter ended June 30, 2017, we held off production of certain of our software platform development platforms due to a lack of working capital and as a result our costs in this area decreased $6,397, or 100%, in the three month period ended June 30, 2017, compared to the same three month period of 2016.

Net Loss. During the three month period ended June 30, 2017, the Company posted a net loss of $(109,622), compared to a net loss of $(84,912) for the three month period ended June 30, 2016. The $24,710 increase in the loss is primarily the result of the increase in sales and marketing expense noted above.

Six Month Period Ended June 30, 2017 Compared to the Six Month Period Ended June 30, 2016

Gross Revenues. During the six months ended June 30, 2017, the Company generated gross revenues totaling $67,726, compared to $70,124 in gross revenue for the comparable six month period of 2016. The revenue for both periods was generated primarily through agreements to process customer’s credit card and electronic check payments received.

Commissions and Residuals. During the six months ended June 30, 2017, the Company paid $16,823 to third parties in sales related commissions and residuals, compared to $11,341 for the same period of 2016. These costs represent, primarily, the fees the Company incurs to third party providers to perform the electronic processing of the payments and distribution of the funds to all appropriate parties.

Operating Expenses. Operating expenses increased $41,853, or 19%, to $257,774 through the second quarter of 2017 from $215,921 through last year’s second quarter due primarily to an increase in sales and marketing expense of $27,776, an increase of 59% over the same period of 2016. In addition, our professional fees increased 163% in the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016, to $42,959 compared to $16,339. This was the result of the Company becoming a public reporting entity upon the recapitalization and merger with Digital Donations Technologies, Inc. in the fourth quarter of 2016. We expect our professional fees to grow as our Company grows in future periods. These increases were offset by a decrease of $7,427, or 27%, in our IT and software development costs. Also, our corporate and office increased by 26% in the six month period ended June 30, 2017 compared to the same period ended June 30, 2016. Along with professional fees, we expect our corporate overhead costs to increase we strive to grow our Company in future period. Offsetting these increases, in the quarter ended June 30, 2017, we held off production of certain of our software platform development platforms due to a lack of working capital and as a result our costs in this area decreased $13,892, or 100%, in the six month period ended June 30, 2017, compared to the same six month period of 2016.

Net Loss. During the six month period ended June 30, 2017, the Company posted a net loss of $(210,491), compared to a net loss of $(157,071) for the six month period ended June 30, 2016. The $53,420 increase in the loss is primarily the result of the increase in sales and marketing expense noted above.

Financial Condition, Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in this Quarterly Report and in the notes to the financial statements, the Company has incurred operating losses, and at June 30, 2017, has a working capital deficiency of approximately $99,409. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Additionally, the Company’s independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015 regarding concerns about the Company’s ability to continue as a going concern.

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

Cash Flows From Operating Activities. Net cash used by operating activities was $205,127 in the six months ended June 30, 2017 compared to $142,151 in the same period of 2016. Uses of cash during the second quarter of 2017 included a net loss of $(210,491) adjusted for noncash depreciation expense of $2,204. The net loss in the second quarter of 2016 was $(157,071) and was adjusted for a noncash depreciation charge of $349 during the period. Other sources and uses of cash involved changes in operating assets and liabilities, including a decrease in trade accounts receivable in 2017 of $976, compared to an increase of $9,828 during the same period of 2016, and a increase in accounts payable and accrued expenses of $2,184 in 2017, compared to an increase $21,101 during the same period of 2016.

Cash Flows From Investing Activities. No cash was provided or used by investing activities during the first six months of 2017. For the six months ended June 30, 2016, cash was used to purchase equipment totaling $6,076, and $5,900 of cash was used to repay an advance from a related party.

Cash Flows From Financing Activities. Cash provided from financing activities was $194,500 and $110,000 in the six months ended June 30 of 2017 and 2016, respectively.

Current Financial Condition. As of June 30, 2017 the Company had a cash balance of $12,994, compared to $23,620 as of December 31, 2016. The Company continues to raise funds under its $5 million private placement offering. For the period from July 1, 2017 through August 12, 2017, the Company raised a further $35,000 under the private placement at $0.50 per share and an additional $20,000 under the private placement at approximately $0.07143 per share. While the Company believes it will be able to raise funds in order to meet the operating cash flow needs of the Company in 2017, there are no firm commitments as of the date of this filing. The Company expects to be able to raise significantly more funds in order to implement its development plan discussed earlier under Item 2 under its private placements upon having its current Registration Statement on Form S-1 declared effective, as the Company believes that will result in investors having significantly more confidence in the Company.

Promissory Notes

On August 15, 2016, the Company’s wholly-owned subsidiary executed a promissory note in the amount of $25,000 payable in full 180 days from date of execution at an annual interest rate of 24% payable in two quarterly installments commencing on date of execution. This note has been extended by the lender to mature in February, 2018.

On October 12, 2016, the Company’s wholly-owned subsidiary executed a promissory note in the amount of $5,000 payable in full 180 days from date of execution at an annual interest rate of 24% payable in two quarterly installments commencing on date of execution. This note has been extended by the lender to mature in February, 2018.

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

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report by the Company’s principal executive officer (who is also the principal financial officer) in consultation with an outside accounting advisor.

Based upon that evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company intends to engage outside accounting advisors to assist the Company in implementing effective disclosure controls and procedures.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

From April 1 through August 12, 2017, the Company sold to three shareholders an aggregate of 1,189,978 of its common shares for a total of $115,000. As of the date of this filing, 419,992 shares of that aggregate amount were issuable.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as exhibit to the Form 10-12G)
3.2	By-laws (filed as exhibit to the Form 10-12G)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G)
10.1	Form of Services Agreement by and between DDI and United Charitable dated June 2014 (filed as exhibit to the Form S-1)
10.2	Form of Strategic Partnership Agreement by and between DDI and Triton Manufacturing dated November 2015 (filed as exhibit to the Form S-1)
10.3	Form of Customer Referral Agreement by and between DDI and WorldPay US, Inc. dated July 2015 (filed as exhibit to the Form S-1)
10.4	Form of License and Intellectual Property Agreement by and between DDI and Nautilus Hyosung America, Inc. dated February 2015 (filed as exhibit to the Form S-1)
10.5	Form of Engagement Agreement by and between DDI and Tiber Creek Corporation dated December 2015 (filed as exhibit to the Form S-1)
10.6	Form of Promissory Note by and between DDI and M. Kimberly Rupert dated August 2016 (filed as exhibit to the Form S-1)
10.7	Form of Promissory Note by and between DDI and M. Kimberly Rupert dated October 2016 (filed as exhibit to the Form S-1)
10.8	Form of Term Sheet by and between Digital Donations Technologies, Inc. and Digital Processing Solutions, Inc. (filed as an exhibit to the Form S-1/A, filed March 24, 2017)
10.9	Form of Joint Marketing Agreement by and between Digital Donations Technologies, Inc. and GEOCommerce, Inc. dated March 2017 (filed as an exhibit to the Form S-1/A, filed June 9, 2017)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2017

DIGITAL DONATIONS TECHNOLOGIES, INC.

By:	/s/ Keith Orlean
Name:	Keith Orlean
Title:	Chief Executive Officer, Chief Financial Officer

