Form 10-Q/A
period 2017-06-30
Digital Donations Technologies, Inc.
filed 2017-08-16
CIK 1644825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 of DIGITAL DONATIONS TECHNOLOGIES, INC. (the “Company”) filed with the Securities and Exchange Commission (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, which was originally filed on August 14, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

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

Dated: August 15, 2017

DIGITAL DONATIONS TECHNOLOGIES, INC.

By:	/s/ Keith Orlean
Name:	Keith Orlean
Title:	Chief Executive Officer, Chief Financial Officer

