Form 10-Q
period 2017-09-30
Digital Donations Technologies, Inc.
filed 2017-11-28
CIK 1644825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act [X]

As of November 20, 2017, the Company had 89,797,706 shares of its common stock, par value $.0001 per share, issued and outstanding.

DIGITAL DONATIONS TECHNOLOGIES, INC.
TABLE OF CONTENTS

DIGITAL DONATIONS TECHNOLOGIES, INC. & SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,263	$23,620
Accounts receivable - Trade	11,527	11,336

Total Current Assets	21,790	34,956

FIXED ASSETS
Equipment	14,402	13,228
Accumulated depreciation	(5,718)	(2,378)
Fixed Assets, net	8,684	10,850

TOTAL ASSETS	$30,474	$45,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$17,808	$15,147
Accrued liabilities	89,705	75,432
Note payable	30,000	30,000

Total Current Liabilities	137,513	120,579

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016.		-
Common stock - $0.0001 par value; 300,000,000 shares authorized at September 30, 2017 and December 31, 2016; 89,797,706 and 86,614,766 shares issued, issuable and outstanding at September 30, 2017 and December 31, 2016, respectively.	8,980	8,662

Additional paid-in capital	1,172,850	898,668
Accumulated deficit	(1,288,869)	(982,103)

Total Stockholders’ Deficit	(107,039)	(74,773)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,474	$45,806

The accompanying notes are an integral part of these condensed financial statements.

* Derived from audited information

DIGITAL DONATIONS TECHNOLOGIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES
Payment processing income	$32,798	$31,209	$98,959	$101,333
Service fee income	3,519	-	5,084	-
Total Gross Revenues	36,317	31,209	104,043	101,333

Residuals and commissions	7,778	6,011	24,601	17,352

Net Revenues	28,539	25,198	79,442	83,981

OPERATING EXPENSES
Payroll expenses	42,440	41,233	128,175	122,278
Stock based compensation	-	-	-	4,430
Sales and marketing	31,062	29,592	105,909	76,663
Professional fees	10,705	12,849	53,664	29,188
Software development fees	-	2,000	-	15,892
IT and software	17,087	10,490	36,768	37,599
Depreciation expense	1,135	922,	3,339	1,271
Corporate and office	20,545	14,895	52,893	40,582

Total Operating Expenses	122,974	111,981	380,748	327,903

OPERATING LOSS	(94,435)	(86,783)	(301,306)	(243,922)

OTHER INCOME AND EXPENSES
Other income	-	-	-	67
Interest expense	(1,840)	-	(5,460)	-

Total Other Income and Expense	(1,840)	-	(5,460)	67

LOSS BEFORE INCOME TAXES	(96,275)	(86,783)	(306,766)	(243,855)
Provision for income taxes	-	-	-	-

NET LOSS	$(96,275)	$(86,783)	$(306,766)	$(243,855)

Basic and Diluted
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	89,439,777	76,621,553	88,384,395	75,780,8873

Pro forma information (Unaudited)
Net loss from operations		$(86,784)		$(243,855)
Pro forma income tax benefit		29,500		82,900
Pro forma net loss		$(57,284)		$(160,955)

PRO FORMA BASIC AND DILUTED LOSS PER SHARE		$(0.00)		$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC. & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(306,766)	$(243,855)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	3,339	1,271
Stock based compensation	-	4,430
Impairment of related party advance	-	(9,245)
Changes in operating assets and liabilities:
Accounts receivable	(191)	(9,398)
Accounts payable and accrued expenses	16,934	3,684

Net Cash Used in Operating Activities	(286,684)	(253,113)

INVESTING ACTIVITIES
Purchases of equipment	(1,173)	(11,928)
(Advances to)/Repayments from Related Parties, net	-	9,245

Net Cash Used in Investing Activities	(1,173)	(2,683)

FINANCING ACTIVITIES
Proceeds from/(Repayments to) shareholders advances, net	-	(9,718)
Proceeds from short term borrowings	-	25,000
Common stock issued for cash	274,500	195,000

Net Cash Provided by Financing Activities	274,500	210,282

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(13,357)	$(45,514)
CASH AND CASH EQUIVALENTS, beginning of period	23,620	48,080

CASH AND CASH EQUIVALENTS, end of period	$10,263	$2,566
Cash paid for interest	$1,500	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The accompanying notes are an integral part of these condensed financial statements.

DIGITAL DONATIONS TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

BASIS OF PRESENTATION AND CONSOLIDATION

The condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of operations and cash flows for the nine month periods ended September 30, 2017 and 2016 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016, and its results of operations and cash flows for all periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

GOING CONCERN

The Company has incurred operating losses since inception as it has sought to develop alternative payments and fundraising solutions to its target market. As of September 30, 2017, the Company had an accumulated deficit of $(1,288,869) and a cash balance of $10,263. During the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, the Company incurred net losses of $306,766 and $551,299, negative cash flows from operating activities of $286,684 and $360,332 and had shareholders’ deficits of $(107,039) and $(74,773). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to fund future operations through additional financing from investors and/or lenders until such time as the Company can reach profitability. In 2017 through the date of this filing, the Company had raised $274,500 in private placement subscriptions. However, there can be no assurance that the Company will be successful in raising the additional funds needed. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017 and 2016, respectively, there were no outstanding dilutive securities.

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

Note 3. STOCKHOLDER’S DEFICIT

COMMON STOCK

During the first nine months of 2017 the Company raised $274,500 in cash proceeds through private placement subscriptions to 3,182,940 shares of the Company’s common stock by three different individuals. Of the total, 3,072,940 shares were sold for $0.07143 a share to one investor and 110,000 shares were sold for $0.50 a share to three separate investors.

During the nine months ended September 30, 2016, the Company raised $195,000 in cash proceeds through private placement subscriptions at $0.07143 per share and agreed to issue 2,729,945 shares of the Company’s common stock to one individual.

Note 4. RELATED PARTY TRANSACTIONS

In the nine months ended September 30, 2016, the entity was further advanced funds from a related party, but the related party was able to repay all of the 2016 advances plus an additional $9,245 which the Company has shown as a reduction of its general and administrative expense, and at December 31, 2016, the Company had fully reserved all previous advances by the related party.

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

Note 5. SUBSEQUENT EVENTS

From October 1 through November 20, 2017, the Company sold to one shareholders an aggregate of 139,997 of its common shares for a total of $10,000. As of the date of this filing, 139,997 shares of that aggregate amount were issuable.

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

Overview

The Company is a development stage company and was incorporated in the State of Delaware in May 2015. As of the periods from inception, through the date of this quarterly report, the Company has generated minimal revenue and incurred minimal expenses and operating losses, as part of its development stage activities. For the nine month periods ended September 30, 2017 and 2016, respectively, the Company had gross revenues of $104,043 and $101,333, and total operating expenses of $380,748 and $327,904. For the nine month periods ended September 30, 2017 and 2016, the Company experienced a net loss of $306,766 and $243,855, respectively. As of September 30, 2017, the Company has an accumulated deficit of $1,288,869 and total liabilities of $137,513.

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

The following discussion highlights Digital Donations, Inc.’s results of operations and the principal factors that have affected its financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Digital Donations, Inc.’s unaudited financial statements contained in this Form 10-Q, which have been prepared in accordance with United States generally accepted accounting principles. This discussion and analysis together with such financial statements and the related notes thereto.

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

Three Month Period Ended September 30, 2017 Compared to the Three Month Period Ended September 30, 2016

Gross Revenues. During the three months ended September 30, 2017, the Company generated gross revenues totaling $36,317, compared to $31,209 in gross revenue for the comparable three month period of 2016. The revenue for both periods was generated primarily through agreements to process customer’s credit card and electronic check payments received.

Commissions and Residuals. During the three months ended September 30, 2017, the Company paid $7,778 to third parties in sales related commissions and residuals, compared to $6,011 for the same period of 2016. These costs represent, primarily, the fees the Company incurs to third party providers to perform the electronic processing of the payments and distribution of the funds to all appropriate parties.

Operating Expenses. Operating expenses increased $10,993, or 10%, to $122,974 for the quarter ended September 30, 2017 from $111,981 during last year’s third quarter due primarily to an increase in IT and software expense of $6,597, an increase of 63 % over the same period of 2016. In addition, our corporate and office expense increased 38% in the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016, to $20,545 compared to $14,895. These increases were offset by a decrease of $2,144, or 17%, in our professional fees. Along with professional fees, we expect our corporate overhead costs to increase as we strive to grow our Company in future periods. Offsetting these increases, in the quarter ended September 30, 2017, we held off production of certain of our software platform development platforms due to a lack of working capital and as a result our costs in this area decreased $2,000, or 100%, in the three month period ended September 30, 2017, compared to the same three month period of 2016.

Net Loss. During the three month period ended September 30, 2017, the Company posted a net loss of $96,275, compared to a net loss of $86,783 for the three month period ended September 30, 2016. The $9,490 increase in the loss is primarily the result of the increases in various operating expenses as noted above.

Nine Month Period Ended September 30, 2017 Compared to the Nine Month Period Ended September 30, 2016

Gross Revenues. During the nine months ended September 30, 2017, the Company generated gross revenues totaling $104,043, compared to $101,333 in gross revenue for the comparable nine month period of 2016. The revenue for both periods was generated primarily through agreements to process customer’s credit card and electronic check payments received.

Commissions and Residuals. During the nine months ended September 30, 2017, the Company paid $24,601 to third parties in sales related commissions and residuals, compared to $17,352 for the same period of 2016. These costs represent, primarily, the fees the Company incurs to third party providers to perform the electronic processing of the payments and distribution of the funds to all appropriate parties.

Operating Expenses. Operating expenses increased $52,845, or 16%, to $380,748 through the third quarter of 2017 from $327,904 through last year’s third quarter due primarily to an increase in sales and marketing expense of $29,246, an increase of 38% over the same period of 2016. In addition, our professional fees increased 84% in the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016, to $53,664 compared to $29,188. This was the result of the Company becoming a public reporting entity upon the recapitalization and merger with Digital Donations Technologies, Inc. in the fourth quarter of 2016. We expect our professional fees to grow as our Company grows in future periods. These increases were offset by a decrease of $831, or 2%, in our IT and software development costs. Also, our corporate and office increased by 30% in the nine month period ended September 30, 2017 compared to the same period ended September 30, 2016. Along with professional fees, we expect our corporate overhead costs to increase we strive to grow our Company in future period. Offsetting these increases, in the quarter ended September 30, 2017, we held off production of certain of our software platform development platforms due to a lack of working capital and as a result our costs in this area decreased $15,892, or 100%, in the nine month period ended September 30, 2017, compared to the same nine month period of 2016.

Net Loss. During the nine month period ended September 30, 2017, the Company posted a net loss of $306,766, compared to a net loss of $243,855 for the nine month period ended September 30, 2016. The $62,911 increase in the loss is primarily the result of the increase in sales and marketing expense and professional fees, as noted above.

Financial Condition, Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in this Quarterly Report and in the notes to the financial statements, the Company has incurred operating losses, and at September 30, 2017, has a working capital deficiency of approximately $115,723. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Additionally, the Company’s independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015 regarding concerns about the Company’s ability to continue as a going concern.

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

Cash Flows From Operating Activities. Net cash used by operating activities was $286,684 in the nine months ended September 30, 2017 compared to $253,113 in the same period of 2016. Uses of cash during the third quarter of 2017 included a net loss of $306,766 adjusted for noncash depreciation expense of $3,339. The net loss through the third quarter of 2016 was $243,855 and was adjusted for a noncash depreciation charge of $1,271 during the period. Other sources and uses of cash involved changes in operating assets and liabilities, including a decrease in trade accounts receivable in 2017 of $191, compared to a decrease of $9,398 during the same period of 2016, and an increase in accounts payable and accrued expenses of $16,934 in 2017, compared to an increase $3,684 during the same period of 2016.

Cash Flows From Investing Activities. For the nine months ended September 30, 2017, cash was used to purchase equipment totaling $1,173. For the nine months ended September 30, 2016, cash was used to purchase equipment totaling $11,928, and $9,245 of cash was received in repayment of a prior advance.

Cash Flows From Financing Activities. Cash provided from financing activities was $274,500 and $210,282 in the nine months ended September 30 of 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, $274,500 and $195,000 was raised from the sale of common stock for cash, respectively, and for the nine months ended September 30, 2016, $25,000 of cash was raised from short term borrowings.

Current Financial Condition. As of September 30, 2017 the Company had a cash balance of $10,263, compared to $23,620 as of September 30, 2016. The Company continues to raise funds under its $5 million private placement offering. For the period from October 1, 2017 through November 20, 2017, the Company raised a further $10,000 under the private placement at approximately $0.07143 per share. While the Company believes it will be able to raise funds in order to meet the operating cash flow needs of the Company in 2017, there are no firm commitments as of the date of this filing. The Company expects to be able to raise significantly more funds in order to implement its development plan discussed earlier under Item 2 under its private placements upon having its current Registration Statement on Form S-1 declared effective, as the Company believes that will result in investors having significantly more confidence in the Company.

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

From January 2017 to September 2017, the Company sold to four shareholders an aggregate of 3,182,940 of its common shares for a total of $274,500 pursuant to a private placement offering.

From October 1 through November 20, 2017, the Company sold to one shareholders an aggregate of 139,997 of its common shares for a total of $10,000 pursuant to a private placement offering. As of the date of this filing, 139,997 shares of that aggregate amount were issuable.

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

Dated: November 27, 2017

DIGITAL DONATIONS TECHNOLOGIES, INC.

By:	/s/ Keith Orlean
Name:	Keith Orlean
Title:	Chief Executive Officer, Chief Financial Officer

