Form 10-K
period 2017-12-31
Digital Donations Technologies, Inc.
filed 2018-04-06
CIK 1644825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

At April 4, 2018, there were 89,047,729 shares of the registrant’s common stock outstanding.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management’s expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

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

Overview

Digital Donations Technologies, Inc. (DDTI) is an early-stage company formed to support the non-profit industry with innovative and cost effective fundraising technologies providing alternative payment and fundraising solutions giving consumers the option to make a small donation as part of a financial transaction such as at a checkout or ATM transaction. The Company is currently developing fundraising platforms which allow non-profit organizations (“NPO”), retailers and quick service restaurants to present requests for contributions to potential donors at the time such possible donors pay for goods and services at the point of sale (“POS”) at participating merchants, ATM’s, mobile devices or via the Company’s online web site. The Company is also developing its own proprietary cryptocurrency, to be named CoinGiv, that will be specifically designed to facilitate charitable giving through transactions made on a the Company’s proprietary decentralized blockchain-based computer network (the “Digital Exchange Marketplace”) that will enable CoinGIV holders to exchange coins for cash, gift cards, points, miles or any other product or service available on the exchange.

Organization and Description of Business

Digital Donations is headquartered in Melville, New York. Digital Donations will in the future, provide alternative and new fundraising solutions for NPOs and businesses encompassing an array of techniques and technologies designed to assist large and small nonprofits to increase their donations and lower costs as described below.

Digital Donations intends to develop and distribute creative and innovative fundraising technologies and in the future will provide payment processing solutions that connect charities and foundations with the consumer and corporate America. The Digital Donations™ platform will in the future be available for integration at point of sale payment systems, ATMs, e-commerce, mobile devices (MYGIV) and interactive rewards crowdfunding (CROWDGIV).

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

Products/Services

Digital Donations is a provider of alternative fundraising solutions for NPOs that will allow consumers to make charitable donations as part of a financial transaction. The cornerstone of the business will be the Digital Donations fundraising platform that will allow charities to present requests for support to potential donors as the potential donors pay for goods and services purchased from participating merchants, at ATMs, mobile devices (MYGIV) or online through the CROWDGIV platform. These requests will be for amounts called micro donations (under $10) and will have the ability to reach large segments of the population.

All current and future Digital Donations software will automate the solicitation, collection, payment and reporting of these donations for non – profit organizations. Our software will be developed to integrate into new or existing payment processing platforms and will also operate as a standalone solution for companies who have a corporate giving program in place or intend to develop a new one.

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

Digital Donation Technology Platform

We expect that all future Digital Donation’s technology will be made available for a variety of hardware devices, digital / mobile platforms, credit card payment terminals and ATMs that are used by numerous merchants, including retail stores, restaurants and banks.

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

MYGIV (mobile device donation app):

The myGIV mobile app developed by Digital Donations utilizes location based search and marketing (geo-targeting) and gamification (scratch off game) to deliver valuable rewards to consumers that make a small donation to a charitable cause. Registered myGIV users will have access to offers provided by retailers, restaurants and service providers where they can play, win and donate to redeem their reward. By connecting merchant rewards with a charitable cause it creates a mutual benefit for the donor, the cause and the merchant. myGIV works with local, regional and national businesses to develop new customers and retain existing ones through cause related marketing initiatives. Our myGIV mobile app is currently operational however, to date has generated no revenues.

CROWDGIV (a crowdfunding technique)

CROWDGIV (a crowdfunding technique), is a method of fundraising in which a large number of individuals are solicited to finance a new business venture or a charitable cause. Crowdfunding makes use of the easy accessibility of vast networks of friends, family and colleagues through social media networks like Facebook, Twitter and LinkedIn to get the word out about a fundraising campaign.

The Digital Donation’s CROWDGIV platform provides easy to navigate, “smart interface”, and allows for instant donation acceptance before, during or after viewing videos and the ability to share on multiple social networks with one click. A client can also send out individual or group emails by syncing its own contact list. Another unique part of the Digital Donation’s CROWDGIV platform is the ability to connect nonprofits with corporate partnerships who have the opportunity to promote their products / services by offering rewards to donors. Rewards are a proven method of driving donor participation.

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

Our CROWDGIV platform is currently operational, however, to date has generated no revenue.

Credit Card Payment and Electronic Check Processing

The Company believes that the commoditization of the credit card processing industry has created an opportunity to utilize merchant accounts as part of an overall strategy for growth. DDI began recognizing revenue from these fees beginning in late January 2016. For the years ended December 31, 2017 and 2016, the vast majority of our revenues are generated from these activities.

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

As the Digital Donations business evolved, instead of focusing efforts on acquiring traditional credit card processing accounts Digital Donations chose to partner with major processing companies, ATM manufacturers / distributors with an existing base of customers and charities that provide access to major retailers and corporations that fit our target profile. With the development of Digital Donations as a “Processor Independent” solution we now have the ability to integrate our technology into accounts where previously there was minimal opportunity for the company to capture a merchants processing business. This provides us with the ability to sell our solutions to accounts regardless of who they use as a processor.

Additional Products in Development

PAYGIV (alternative payment solution)

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

PAYGIV Digital Wallet

The Company is also developing a PAYGIV™ digital wallet (e-wallet) which would allow consumers to register multiple credit/debit cards and bank account numbers that can be stored securely, eliminating the need to enter account information when transacting online or at the point of sale removing the need to carry credit or debit cards in order to make a purchase and donate.

PAYGIV Possible Benefits:

●	Less expensive for the Merchant to accept then Visa / MasterCard

●	Safer then credit cards (reduces fraud and stolen identity)

●	Automated donations from donors opting in to donate upon registration

●	Connects purchasing with charitable giving activity

●	Incorporates rewards and loyalty with every transaction and donation

●	Available as a private label program for eligible merchants

CoinGIV Cryptocurrency

The Company is developing its own proprietary cryptocurrency, CoinGiv. Generally, cryptocurrency evolved from digital currency as a digital representation of ‘legal tender.’ Cryptocurrency is different from traditional money in that it is not categorized (US$ or €) but can be converted into real goods, services and cash. By using this technology to validate transactions (commonly referred to as “blockchain”), there is no need for a central authority to manage the processing, reducing costs and time.

Cryptocurrency uses an electronic wallet (e-wallet) to store the private keys that you need to access a coin’s address to spend or transfer your funds. A cryptocurrency e-wallet is similar to ApplePay™ and PayPal™ that stores sensitive information of your credit, debit or checking account creating a more secure experience for the user. These purchases can be made from your e-wallet without the risk of sharing credit card or banking information with the vendor or service provider. Traditional e-wallets still depend on a centralized authority to manage transactions. Although the information is encrypted, your account with any of these services includes your banking or credit card information.

Cryptocurrency goes beyond that limitation by using an algorithm of increasing difficulty to create the information block for the transaction. This information history (or blockchain) resides on every participating server eliminating the need for a central authority or control. Because of the uniqueness of each block and the capability to trace transactions back through the blockchain, opportunity for fraud is essentially non-existent.

We believe that the use of our proprietary CoinGiv cryptocurrency for charitable giving will be a natural extension of our technology ecosystem and will accelerate and maximize global reach of fundraising. The effort for ongoing fundraising success requires significant expense and the ability to go back to the same donors over and over. We believe that Digital Donations is at the forefront of developing solutions that alleviate this ongoing problem. As people become more accustomed to the value of using cryptocurrency and how they can automate their giving, we believe that CoinGIV will become their choice of tender.

When CoinGIV is purchased, buyers will have the option of pledging a percentage of their coins or appreciated value (if any) to a selected nonprofit(s). In addition, Digital Donations will automatically donate a percentage of every CoinGIV sale to the selected charity at the time of purchase. The buyer can choose to donate more of the face or appreciated value or the entire amount to a charity. CoinGIV can also be directly donated and the nonprofit will benefit from the basic gift and any additional appreciated value.

We believe that CoinGiv is differentiated from other cryptocurrencies for the following reasons:

●	Charitable Giving — CoinGIV will provide a philanthropic component, embracing the philosophy of ‘doing well by doing good’ and sets the standard for those who embrace the future of cause and commerce.

●	Rewards — CoinGIV will provide donors instant rewards in the form of additional coins when donating at a Digital Donations enabled ATM, point of sale (PayGIV), via Smartphone (MyGIV) or crowdfunding platform (CrowdGIV).

●	Automated Donations – CoinGIV will use ‘Smart Contracts’ to automate the donation process of the appreciated value as designated at the time of purchase to the selected charity, guaranteeing the correct amount is donated.

●	Emerging Marketplace – the Digital Donations Emerging Exchange Marketplace will provide CoinGIV holders the opportunity to exchange coins for cash, gift cards, points, miles or any other product or service available on the exchange.

●	Utility – CoinGIV will be both an investment and a ‘currency’ to procure goods and services on the Digital Exchange Emerging Marketplace; using Smart Contracts is a practical utility also increasing the value. Most importantly, CoinGIV will support philanthropy through its purchase and use increasing its utility over other ‘coin’ products.

CoinGIV rewards are earned when making donations on any platform in the ‘GIV’ ecosystem. Whether the donation is made at a Digital Donations enabled ATM, point of sale, via Smartphone (PayGIV) or crowdfunding platform (CrowdGIV).CoinGIV provides donors instant rewards in the form of additional CoinGIV. Rewards may be saved for future use, gifted to a friend or family member, donated to charity or used to purchase products and services wherever CoinGIV is accepted. Unlike traditional rewards CoinGIV has no expiration date.

Facilitating, executing and managing the Digital Donations ecosystem, will be accomplished using smart contracts that automate COINGIV transactions, scheduled pledges and rewards distribution. Smart contracts are self-executing with the terms of the agreement between donor and charity (pledges) or buyer and Digital Donations (rewards) and being directly written into lines of code. The code and the agreements contained therein exist across a distributed, decentralized blockchain network. Smart contracts permit trusted transactions and agreements to be carried out among disparate, anonymous parties without the need for a central authority, legal system, or external enforcement mechanism. They render transactions traceable, transparent, and irreversible.

Digital Donations Emerging Exchange Marketplace

The Company intends to develop a decentralized blockchain-based computer network (the “Digital Exchange Marketplace”) that will enable CoinGIV holders to exchange coins for cash, gift cards, points, miles or any other product or service available on the exchange. Merchants who sell or trade on the Digital Exchange Marketplace could also accept CoinGIV as either full or partial (split) payment, increasing sales and donation opportunities. We believe that customers are more inclined to transact mobile payments with a merchant when multiple types of currency can be used as a form of payment. Customers may exchange loyalty points openly to other parties in exchange for CoinGIV through the exchange desk process.

Position Marketing Agency - A Division of Digital Donations

The Company recently formed a new division (Position Marketing), which we believe will enhance the Company’s ability to scale its digital offerings throughout the United States, providing Local Businesses, National Brands, Franchises and Nonprofits the tools they need to succeed in the rapidly changing world of digital marketing. Through the Position Marketing division, we will be able to offer a full complement of digital media solutions which will provide added value to our clients and partners, without increasing costly overhead. As more businesses shift their media budgets to digital, they now have the opportunity to reach potential prospects throughout all phases of their buying journey.

We believe that this new venture to significantly enhance Digital Donation Technologies’ future ability to acquire new consumers, donors and charities for their participation on and contributions to The GIV Ecosystem.

Some of the goods and services provided are:

●	Logo Design and Branding
●	Website Design & Development
●	PR and Writing Services
●	Social Media Strategy Consulting
●	Creation and Management of Social Media
●	Search Advertising
●	Display & Retargeting

Cause Marketing Products and Services

Digital Donations has credited The Digital Donations Pledge which it believes separates it from the others in the fundraising industry. The Digital Donations Pledge provides that any 501(c)3 in good standing that meets the requirements can apply for a minimum $5,000 in-kind donation pledge from Digital Donations. The non-profit organization can immediately use the donation to purchase products and services from Digital Donations at the lowest cost for any product or service offered by Digital Donations.

Some of the goods and services that can be purchased with pledge credits:

●	CrowdGIV (Crowdfunding Platform) Campaign Development
●	CrowdGIV (Crowdfunding Platform) Campaign Coaching
●	Credit Card Processing
●	Mobile Giving Campaigns
●	Text to Give Campaigns
●	Logo Design and Branding
●	Website Design & Development
●	PR and Writing Services
●	Social Media Strategy Consulting
●	Create and Manage Social Media
●	Logo Premiums and Incentives
●	Travel / Resort Packages, Hospitality and Events

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

Fiscal Charitable Sponsor

United Charitable. United Charitable (UC) is a 501(c)3 nonprofit organization whose mission is to make philanthropy accessible by providing comprehensive management of charitable programs and donor-advised foundations on a community, national, or global level. United Charitable serves as an umbrella organization for individuals or entities which are generally so small that they lack the infrastructure to run their non-profit. The Company, through its subsidiary Digital Donations, Inc., entered into an agreement in June 2014 to provide to the merchants within each of UC ’ s 500+ Programs access to the Digital Donations™ fundraising technology. Pursuant to the terms of the agreement the Company will work with selected merchants and use the Digital Donations Software to automate the solicitation, collection and delivery of charitable contributions to United Charitable at approved merchant locations.

ATM Manufacturers

At the heart of our ATM fundraising program is the manufacturers themselves who have signed exclusive agreements with Digital Donations to make our fundraising technology available to ATM owners and distributors.

Nautilus Hyosung. Nautilus Hyosung America is a subsidiary of South Korea Hyosung, Inc., a global leader in providing ATMs to the retail off-premises and financial institution markets. Since entering the North American market in 1998, Nautilus Hyosung America has shipped more than 200,000 ATMs and is the largest provider of ATMs in the United States. Nautilus Hyosung America is headquartered in Irving, Texas and has research and development support in its Global Software Center in Dayton, Ohio. In February, 2015, the Company, through its subsidiary Digital Donations, Inc., entered into a renewable three-year license agreement with Nautilus whereby the Company granted Nautilus the non-exclusive license to use the Company’s fundraising software technology and the Company’s trademark for ATM locations and ATM distributors. No revenue has been generated to date from this contract.

Triton Manufacturing. With more than 200,000 ATMs shipped in over 24 countries worldwide, (130,000 in the United States) Triton has been a leader in ATM affordability and service for over 30 years. Digital Donations recently launched a national effort with Triton to allow charitable giving on ATMs currently in the marketplace. Through its subsidiary, Digital Donations, the Company entered into an agreement whereby Triton Systems of Delaware would act as an independent sales contractor in selling and marketing the Company ’ s fundraising and marketing platform. In addition Triton has appoint the Company as the exclusive provider of ATM fundraising technology and services on all Triton ATMS. No revenue has been generated to date from this contract.

Genmega, Inc. Since 2006 Genmega has manufactured and distributed over 90,000 ATMs and Transactional Kiosk worldwide. Digital Donations has entered into an agreement where Genmega ATMs will be loaded with the Digital Donations software through their lead distributor PAI. PAI has 65,000 ATMs in service presently. DIGITAL has an EXCLUSIVE agreement with Genmega.

Revenue Based Agreements

Payment Alliance International - As one of the nation’s largest deployers and managers of independent ATMs, with 65,000+ units in service, PAI provides ATM processing and maintenance services, ATM equipment sales and support, and ATM branding programs. Digital Donations has a 4 year executed agreement as the exclusive professional fundraiser of donations on Genmega and Nautilus Hyosung ATMs. Payment Alliance International is based in Louisville, Kentucky, with offices in West Palm Beach, Florida, Jackson, Mississippi and Billings, Montana

ATM Donation Processor

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

Digital Media and Marketing Partner

GEOCommerce. is completely transforming digital advertising and mobile commerce by bridging online to offline marketing and mobile transaction data with unmatched precision. Their engagement solutions connect marketers to a targeted customer across all devices based on intelligent, exact-location audience targeting through the use of patent-pending technologies that create a precise link between a range of online and offline identifiers. Our joint marketing agreement will further enhance nonprofits and for profit engagement with donors. No revenue has been generated to date from this contract.

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

In all its fundraising programs, Digital Donation is paid strictly on the success of the program’s ability to generate donations.

Current Sources of Revenue:

●	Credit and Debit Card Processing

●	Electronic Check processing

●	ATM Service Fees

●	Web Service Income

●	Digital Service Income

Expected Future Sources of Revenue:

●	PAYGIV Mobile Wallet (in development)

●	Digital Donations Point of Sale Program (in development)

●	MYGIV Mobile App

●	E-commerce Donation Checkout (in development)

●	COINGIV cryptocurrency (in development)

●	Digital Donations Emerging Exchange Marketplace (in development)

●	Position Marketing services (in development)

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

The Company believes there is a considerable need for alternative fundraising solutions in the United States. In today’s uncertain economy NPOs are faced with the burden of reaching their fundraising goals with reduced opportunities and at costs that continue to rise, and are difficult to justify, causing fundraisers to look for new and alternative ways to seek donations for their organizations.

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

The Market: Charitable Giving Using Cryptocurrency

Typically, traditional money also referred to as “fiat” is paper currency or coinage, but it can also exist as data, such as bank balances and records of credit or debit card purchases. In the today’s economy, most money is held as deposits in banks, and the fraction that exists as currency (notes and coins) is relatively small. Today’s global monetary system is essentially a fiat system because people can use paper bills or bank balances to buy goods.

Millennials recently replaced Baby Boomers and outpaced Gen X as the most prominent consumers of products and services. They have always had instant access via smartphones, tablets and laptop computers, and have no point of reference to what life was like without immediate connections to friends, shopping or information. They rely on social media, websites and search engines for news and entertainment. So, it is no surprise that millennials expect to do their giving using smart technology with platforms that are user friendly and up-to-date. Businesses and nonprofits must focus their efforts on digital strategies to stay relevant.

We believe that this generation is exceedingly generous when it comes to philanthropy. They’re committed to helping make their communities better places to work and live. Supporting the work of nonprofit organizations is more important than ever as government funding for many social programs diminishes; today 71% of funds are individual donations. The continued development of smart technology has spawned new business models like cryptocurrency. As an alternative to ‘paper money’ these solutions offer new and innovative ways to purchase goods and services, and support nonprofit organizations. We believe that a cryptocurrency focused on enhancing charitable giving and reducing the costs of accepting donations, will provide not just millennials, but all concerned and caring citizens globally, with an innovative model to donate to causes they support.

In first world countries where banks are ubiquitous, it is hard to believe that more than 2.5 billion people worldwide don’t have bank accounts or access to a centralized monetary system. What they do have, however, are mobile phones. By using digital currency with software that allows value to be exchanged via smartphone “money” is moving where it never has previously, allowing more people to purchase goods and services. The history of your account resides on the network, even if you lose your phone your money is safe guarded. Cryptocurrency (blockchain) has led to an increase in opportunities previously not possible. For the unbanked, saving to buy a home or start a business is another benefit of this form of digital currency. As an alternative to ‘paper money’ these solutions offer new and innovative ways to support nonprofit organizations. A cryptocurrency focused on enhancing charitable giving, will provide a way to support important causes as part of your everyday life using your smart phone.

While no actual global statistics exist for charitable giving, $410.71 billion came from the United States, China, United Kingdom, Russia, Australia, and Switzerland combined in 2016. There is at the same time a global shift towards online giving due to the ubiquitous presence of smart phones and micro-transactions. As a global society, what impacts the most remote village in the Amazon or sub-Saharan Africa touches us all. Conversely the issues that we face and actions we take in “first-world” countries are felt throughout the world. The impact on that same Amazon village of the excessive use of fossil fuels in North and South America is a global concern. The universal desire to end hunger and poverty, provide safe water, care for refugees from war-torn countries, improve access to education as well as save our planet, are all worthy goals. In many, if not most cases, the resources to achieve these goals are built on donations from individuals. We believe that CoinGIV is the natural evolution to drive individual philanthropy.

We believe that the largest drivers to a cryptocurrency based ecosystem are the burgeoning millennials and the generations following them. Millennials across the globe are switching to non-bank alternatives. Ninety-two percent firmly expressed their distrust of banks; that view is rapidly disseminating through the general population. We believe that there is a growing awareness that the financial industry in general and, banks specifically manipulate, control and monopolize our money has become part of the overall distrust of large institutions. We believe that today’s millennials and much of the general population prefer to use digitized methods of payments. Many prefer cash even over debit or credit cards which makes ‘coin’ and other nonbank digital currencies the most practical alternative. They offer high liquidity, global transaction capacity and freedom from the control of authorities and central banks. While they may not trust banks or credit cards they are ubiquitous in their comfort with and use of mobile technology. We believe that the future of cryptocurrency, blockchain technology and smart contracts is limitless, we have barely begun to scratch the surface of its applications and value. We believe that it is therefore logical and natural to extend this financial solution of our future to the nonprofit world. Joining the cryptocurrency revolution is an organic evolution of digital finance to enable philanthropic giving in to its ecosystem.

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

Employees

The Company has two executive officers and no employees. The Company’s wholly-owned subsidiary, Digital Donations, has one full time employee, Keith Orlean, the President, director and shareholder of the Company.

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

The Company has an authorized capitalization of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. The Company has a fiscal year end of December 31. At the time of the Acquisition, there were 5,500,000 shares of common stock of the Company issued and outstanding. As of the date of this Annual Report, there are 89,047,729 shares of the Company’s common stock outstanding and another 1,154,977 shares that are issuable.

Employees

The Company has two executive officers and no employees. The Company’s wholly-owned subsidiary, Digital Donations, has one full time employee, which is Keith Orlean, the President, director and shareholder of the Company.

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

Business Summary

Overview

Digital Donations Technologies, Inc. (DDTI) is an early-stage company formed to support the non-profit industry with innovative and cost effective fundraising technologies providing alternative payment and fundraising solutions giving consumers the option to make a small donation as part of a financial transaction such as at a checkout or ATM transaction. The Company is currently developing fundraising platforms which allow non-profit organizations (“NPO”), retailers and quick service restaurants to present requests for contributions to potential donors at the time such possible donors pay for goods and services at the point of sale (“POS”) at participating merchants, ATM’s, mobile devices or via the Company’s online web site. The Company is also developing its own proprietary cryptocurrency, to be named CoinGiv, that will be specifically designed to facilitate charitable giving through transactions made on a the Company’s proprietary decentralized blockchain-based computer network (the “Digital Exchange Marketplace”) that will enable CoinGIV holders to exchange coins for cash, gift cards, points, miles or any other product or service available on the exchange.

Potential Revenue

The Company intends to earn revenue from the funds that are raised through the use of the Digital Donations technology and fundraising fees related to the Company’s charity, credit card and electronic check processing products and services.

Developments in 2017

In November 2016, Company filed a registration statement on Form S-1 (the “Registration Statement”) relating to the secondary offer and sale of 8,751,920 shares of common stock of Digital Donations Technologies, Inc., $.0001 par value per share, by the holders thereof who are deemed to be statutory underwriters (the “Selling Shareholders”). On July 13, 2017, the Registration Statement had been declared effective by the SEC. No shares to date have been sold under the Form S-1.

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

There is currently no public market for the Company’s securities.

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

Holders

As of March 31, 2018, there were approximately 53 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2017, neither Digital Donations Technologies, Inc. nor its wholly owned subsidiary, Digital Donations, Inc., had compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

The Company has issued the following securities during the year ended December 31, 2017. All such securities were issued pursuant to an exemption from registration of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.

From January 2017 to December 2017, the Company sold to five shareholders an aggregate of 3,457,931 of its common shares for a total of $307,000 pursuant to a private placement offering. As of the date of this filing, 1,154,977 shares of that aggregate amount were issuable.

From January 1 through April 4, 2018, the Company sold to 2 shareholders an aggregate of 482,990 of its common shares for a total of $34,500. As of the date of this filing, 482,990 shares of that aggregate amount were issuable.

On January 5, 2018, the Company entered into a note agreement with a third party and received gross proceeds of $10,000. The note bears interest at a rate of 1.5% per month, matures six months after issuance and is unsecured. The note and any accrued interest is convertible into common stock of the Company at $0.50 per share.

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

Overview

The Company is a development stage company and was incorporated in the State of Delaware in May 2015. As of the periods from inception, through the date of this annual report, the Company has generated minimal revenue and incurred minimal expenses and operating losses, as part of its development stage activities. For the years ended December 31, 2017 and 2016, respectively, the Company had net revenues of $118,315 and $112,666, and total operating expenses of $514,248 and $661,466, respectively. For the years ended December 31, 2017 and 2016, the Company experienced a net loss of $401,870 and $551,299, respectively. As of December 31, 2017, the Company has an accumulated deficit of $1,383,973 and total liabilities of $195,715.

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

The Company anticipates that it would need a minimum of approximately $1,150,000 over the next 12 months to continue as a going concern and bring the company’s products currently in development to market within that time frame. Specifically, in order for the Company to fully implement it plans it expects that it will need: (1) $250,000 for the ongoing design and development of new and existing Digital Donations technologies, (2) $150,000 for marketing and consulting expenses, (3) $500,000 to hire key personnel and (4) $250,000 for operating expenses. The Company’s executive officers and several of its current shareholders have expressed a willingness and plan to continue to fund the Company’s operations during the next 12 months or until the Company can generate ongoing revenues sufficient to independently continue its operations, however, the Company cannot guarantee that it will receive the minimum needed to fund its operations and development for the upcoming 2018 year.

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

Basis of Presentation

The audited financial statements for the fiscal years ended December 31, 2017 and 2016, include a summary of significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview of the Results of Operations for the years ended December 31, 2017 and 2016

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

Gross Revenues. During the year ended December 31, 2017, the Company generated gross revenues totaling $143,342, compared to $141,636 in gross revenue for the comparable year ended December 31, 2016. The revenue for both years was generated primarily through agreements to process customer’s credit card and electronic check payments received.

Commissions and Residuals. During the year ended December 31, 2017, the Company paid $25,027 to third parties in sales related commissions and residuals, compared to $28,970 for the same period of 2016. These costs represent, primarily, the fees the Company incurs to third party providers to perform the electronic processing of the payments and distribution of the funds to all appropriate parties.

Although the net changes and percent changes for our revenues and our cost of revenue for years ended December 31, 2017 and 2016 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses. Operating expenses decreased $147,218, or 22%, to $514,248 through the end of 2017 from $661,466 through the year ended 2016 due primarily to a decrease in stock based compensation of $154,433 and a decrease in software development costs of $18,607. We held off production of certain of our software platform development programs due to a lack of working capital. Additionally, our IT and software expenses decreased 21%, or $11,221, from 2016 to 2017. These decreases were, in part, offset with an increase in sales and marketing expense of $17,568, an increase of 14% over 2016. In addition, our professional fees increased 28% in the year ended December 31, 2017 compared to 2016, to $107,932 compared to $84,019. This was the result of the Company becoming a public reporting entity upon the recapitalization and merger with Digital Donations Technologies, Inc. in the fourth quarter of 2016. We expect our professional fees to grow as our Company grows in future periods. Also, our corporate and office costs increased by 14% in the year ended December 31, 2017 compared to the year ended December 31, 2016. Along with professional fees, we expect our corporate overhead costs to increase as we strive to grow our Company in future periods.

Other Expenses. Interest expense was $8,602 and $2,567 in the years ended December 31, 2017 and 2016, respectively. This increase in interest expense of $6,035, or 235%, for the years ended was due to an increase in outstanding indebtedness.

Net Loss. During the year ended December 31, 2017, the Company posted a net loss of $401,870, compared to a net loss of $551,299 for the year ended December 31, 2016. The $149,429 decrease in the loss is primarily the result of the decrease in stock based compensation expense and software development costs, as noted above.

Financial Condition, Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in this Annual Report and in the notes to the financial statements, the Company has incurred operating losses, and at December 31, 2017, has a working capital deficiency of approximately $177,192. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Additionally, the Company’s independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2017 and 2016 regarding concerns about the Company’s ability to continue as a going concern.

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

Cash Flows From Operating Activities. Net cash used by operating activities was $328,694 in the year ended December 31, 2017 compared to $360,332 in the year ended December 31, 2016. Uses of cash during 2017 included a net loss of $401,870 adjusted for noncash depreciation expense of $4,474. The net loss for 2016 was $551,299 and was adjusted for a noncash depreciation charge of $2,378 during the year. Other sources and uses of cash involved changes in operating assets and liabilities, including a decrease in trade accounts receivable in 2017 of $625, compared to a decrease of $11,337 during the same period of 2016, and an increase in accounts payable and accrued expenses of $69,327 in 2017, compared to an increase $45,493 during the same period of 2016.

Cash Flows From Investing Activities. For the year ended December 31, 2017, cash was used to purchase equipment totaling $1,174. For the year ended December 31, 2016, cash was used to purchase equipment totaling $13,228, and $5,900 of cash was used to make an advance to a related party.

Cash Flows From Financing Activities. Cash provided from financing activities was $312,810 and $355,000 in the year ended December 31 of 2017 and 2016, respectively. For the year ended December 31, 2017 and 2016, $307,000 and $325,000 was raised from the sale of common stock for cash, respectively, and for the years ended December 31, 2017 and 2016, $10,000 and $30,000 of cash was raised from short term borrowings, respectively. During the year ended December 31, 2017, $4,190 of cash was used to repay short term debt.

Current Financial Condition. As of December 31, 2017 the Company had a cash balance of $6,562, compared to $23,620 as of December 31, 2016. The Company continues to raise funds under its $5 million private placement offering. For the period from January 1, 2018 through April 3, 2018, the Company raised a further $16,500 under the private placement at approximately $0.07143 per share. While the Company believes it will be able to raise funds in order to meet the operating cash flow needs of the Company in 2017, there are no firm commitments as of the date of this filing. The Company expects to be able to raise significantly more funds in order to implement its development plan discussed earlier under Item 2 under its private placements upon its ability to trade on the OTC market once it obtains a ticker symbol and is otherwise qualified to do so.

Critical Accounting Policies

The Company believes that the following significant accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized. If the Company is unable to raise funds through equity sales or otherwise, the Company may also consider selling some of its silver holdings in the future to finance other operations.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

None.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth information regarding the Company’s board of directors and its executive officers as well as those of the Company’s wholly-owned subsidiary, Digital Donations..

Officers and Directors of Digital Donations Technologies, Inc. (the “Company”)

Name	Age	Position
Keith Orlean	59	Chief Executive Officer and Treasurer, Director
Jeffrey Marder	59	President, Director

Officers and Directors of Digital Donations, Inc. (the Company’s wholly-owned subsidiary)

Keith Orlean	59	President and Director
Jeffrey Marder	59	Chief Executive Officer and Director
Danny Votra	43	Executive Vice President

Directors

The Company is authorized to have at least one director but no more than five. Each of the Company’s directors serve for a term of one year or until a successor is elected and qualified.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

● Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

● Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

● Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

● Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

● Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

● Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any

● Registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Keith Orlean

As co-founder and CEO of Digital Donations Technologies, Inc. Mr. Orlean draws on more than 20 years of experience in sales, marketing and business development in the electronic payments and financial services industry, setting the strategic direction of the Company. Although he oversees all aspects of the Company’s operations Mr. Orlean focuses specifically on new product development and developing relationships with payment processors, independent sales organizations and other industry resources that drive the continued growth of the Company.

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

Jeffrey Marder

As co-founder and President of Digital Donations Technologies, Inc., Mr. Marder co-developed the Digital Donations technology platform and is responsible for setting corporate strategy, driving revenue, structuring and negotiating strategic agreements, and maintaining the company’s key relationships with market partners and non-profits on a day-to-day basis. His experience in transacting business with C-Suite executives and global organizations has been crucial to the signing of strategic agreements with major industry players and numerous national nonprofits. In 2013, Mr. Marder was asked to contribute and sit on the committee of ARTS (Association Retail Technology Standards) a division of the National Retail Federation to assist in creating a new standard that will be used at the retail point of sale, by POS distributors and software developers. This Standard released in November of 2013 is now available to retailers of big box stores allowing them to support charities nationwide or on a local, regional basis.

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

Danny Votra

Mr. Votra, the Executive Vice President of the Company, is well known for creatively ‘thinking outside of the box’ or working within an existing marketing plan boundaries to optimize digital engagement, increase traffic, build brand equity, and for designing new creative marketing plans, tying in all aspects of Design, SEO, PPC, Social and Messaging. His experience covers a wide range of rare skill both in the technical and creative aspects of digital marketing and his career spans over 20 years serving both as a service provider and as a business owner. “At Digital Donations, we help clients build brand equity, reach a wider audience, solve their unique marketing challenges, and measure their successes.” Our strength is in business to business sales and marketing strategies, client engagements and business development. Mr. Votra is the driving force behind the Digital Donations branding and marketing strategies and collaborates daily with the management team and partners to design and implement the Company’s creative marketing initiatives. As the evangelist for the GIV Ecosystem, he manages brand identity, communication and consistency.

Previous to joining Digital Donations, Mr. Votra has a long history of working in sales, marketing and creative - attaining key positions in interactive media, consulting, project management and marketing. He drove the concepts behind many of his clients’ marketing and branding strategies and regularly traveled across the country to collaborate with creative teams working on different advertising campaigns and creative marketing initiatives, continually advising clients and professionals on how they can leverage the combined power of creative marketing and technology to propel their brand, launch their products and build their businesses. Mr. Votra attended Hofstra University and received his B.S in Design and Marketing in 1996.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

In 2017 and 2016, Keith Orlean received compensation of $121,912 and $131,000, respectively, as an employee of Digital Donations, Inc.

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

There are no current outstanding equity awards to our executive officers as of December 31, 2017.

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

		Percent of
Name and Position	Shares Owned	Class(1)
Keith Orlean, Director (2) CEO and Treasurer	37,500,000	42%

Jeffrey Marder, Director (2) President	37,500,000	42%

Danny Votra Executive Vice President	500,000	Less than 1%

Vitaliya Chukas > 5% Shareholder	5,227,005	5.79%

All Officers and directors as a Group (3 persons)	75,500,000	83.7%

(1)	Based on 90,202,698 shares of common stock outstanding.

(2)	Consists of 2,500,000 shares issued on change of control and 35,000,000 shares issued pursuant to the Acquisition in exchange for the 35,000,000 shares of Digital Donations Inc. held.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Messrs. Orlean and Marder each owned 35,000,000 shares (39%) of the 90,202,698 outstanding shares of common stock of Digital Donations, Inc. The reorganization by which Digital Donations became a wholly owned subsidiary of the Company was not an arms-length transaction. Messrs. Orlean and Marder serve as officers and directors of the Company and as the officers and directors of Digital Donations, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $20,300 for fiscal year ended December 31, 2016, and $30,000 for fiscal year ended December 31, 2017.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $22,600 and $0 for fiscal years ended December 31, 2016 and 2017, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended December 31, 2016 and 2017.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended December 31, 2016 and 2017.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and December 31, 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

(b)	Exhibits

3.1	Certificate of Incorporation (filed as exhibit to the Form 10-12G)
3.2	By-laws (filed as exhibit to the Form 10-12G)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G)
10.1	Form of Services Agreement by and between DDI and United Charitable dated June 2014 (filed as exhibit to the Form S-1)
10.2	Form of Strategic Partnership Agreement by and between DDI and Triton Manufacturing dated November 2015 (filed as exhibit to the Form S-1)
10.3	Form of Customer Referral Agreement by and between DDI and WorldPay US, Inc. dated July 2015 (filed as exhibit to the Form S-1)
10.4	Form of License and Intellectual Property Agreement by and between DDI and Nautilus Hyosung America, Inc. dated February 2015 (filed as exhibit to the Form S-1)
10.5	Form of Engagement Agreement by and between DDI and Tiber Creek Corporation dated December 2015 (filed as exhibit to the Form S-1)
10.6	Form of Promissory Note by and between DDI and M. Kimberly Rupert dated August 2016 (filed as exhibit to the Form S-1)
10.7	Form of Promissory Note by and between DDI and M. Kimberly Rupert dated October 2016 (filed as exhibit to the Form S-1)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 6, 2018.

DIGITAL DONATIONS TECHNOLOGIES, INC.

By:	/s/ Keith Orlean
Title:	Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 6, 2018.

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

Signature	Capacity	Date

/s/ Keith Orlean	Director	April 6, 2018
Keith Orlean

/s/ Jeffrey Marder	Director	April 6, 2018
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

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

of Digital Donations Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Digital Donations Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2017 and December 31, 2016, the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2017 and December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and has an accumulated deficit of $1,383,973 as of December 31, 2017 and needs to raise substantial amount of additional funds to meet its obligations and continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LJ Soldinger Associates, LLC

Deer Park, IL
April 6, 2018

We have served as the Company’s auditor since 2016.

Digital Donations Technologies, Inc. & Subsidiary

Consolidated Balance Sheets

December 31,

	2017	2016

Assets
Current Assets
Cash and cash equivalents	$6,562	$23,620
Accounts receivable - Trade	11,961	11,336
Total Current Assets	18,523	34,956

Fixed Assets
Equipment	14,402	13,228
Accumulated depreciation	(6,853)	(2,378)
Fixed Assets, net	7,549	10,850

Total Assets	$26,072	$45,806

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$83,116	$15,147
Accrued liabilities	76,789	75,432
Note Payable	35,810	30,000
Total Current Liabilities	195,715	120,579

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2017 and 2016; 0 shares issued and outstanding as of December 31, 2017 and 2016.	-	-
Common Stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2017 and 2016; 90,202,698 and 86,614,766 shares issued, issuable and outstanding at December 31, 2017 and 2016, respectively	9,020	8,662
Additional paid-in capital	1,205,310	898,668
Accumulated deficit	(1,383,973)	(982,103)
Total Stockholders’ Deficit	(169,643)	(74,773)

Total Liabilities and Stockholders’ Deficit	$26,072	$45,806

The accompanying notes are an integral part of these financial statements.

Digital Donations Technologies, Inc. & Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2017	2016

Gross Revenues
Payment processing income	$135,027	$137,620
Service fee income	8,315	4,016
Total Gross Revenues	143,342	141,636

Residuals and commissions	25,027	28,970

Net Revenues	118,315	112,666

Operating Expenses
Payroll expenses	151,993	166,659
Stock based compensation	-	154,433
Sales and marketing	59,459	122,970
Sales and marketing – related party	81,079	-
Professional fees	107,932	84,019
Software development costs	-	18,607
IT and software	43,009	54,230
Depreciation expense	4,474	2,378
Corporate and office	66,302	58,170
Total Operating Expenses	514,248	661,466

Operating Loss	(395,933)	(548,800)

Other Income and Expense
Other income	2,665	68
Interest expense	(8,602)	(2,567)
Total Other Income and Expense	(5,937)	(2,499)

Loss before income tax	(401,870)	(551,299)
Income taxes	-	-

Net Loss	$(401,870)	$(551,299)

Basic and Diluted
Loss Per Share	$(0.00)	$(0.01)
Weighted average shares outstanding	88,767,909	77,927,711

Pro forma information (Unaudited)
Net loss from operations		$(551,299)
Pro forma income tax benefit		187,400
Pro forma net loss		$(363,899)

Proforma basic and diluted loss per share		$(0.00)

The accompanying notes are an integral part of these financial statements.

Digital Donations Technologies, Inc. & Subsidiary

Statements of Stockholders’ Equity (Deficit)

					Total
	Common Stock		Additional		Stockholders’
			Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2015	74,390,337	$74,390	$352,650	$(430,804)	$(3,764)

Issuance of common stock in Digital Donations, Inc.	2,882,442	2,882	202,118		205,000
Non-employee stock compensation	2,162,021	272	154,161		154,433
Recapitalization of Digital Donations Technologies, Inc.	5,500,000	(69,051)	69,908		857
Issuance of common stock in Digital Donations Technologies, Inc.	1,679,966	168	119,832		120,000
Net Loss				(551,299)	(551,299)

Balance, December 31, 2016	86,614,766	8,661	898,669	(982,103)	(74,773)

Issuance of common stock for cash	3,587,932	359	306,641		307,000
Net loss				(401,870)	(401,870)

Balance, December 31, 2017	90,202,698	$9,020	$1,205,310	$(1,383,973)	$(169,643)

The accompanying notes are an integral part of these financial statements.

Digital Donations Technologies, Inc. & Subsidiary

Statement of Cash Flows

	For the Years Ended December 31,
	2017	2016

Operating Activities
Net loss	$(401,870)	$(551,299)
Adjustments to reconcile net loss to Net cash used in operating activities
Depreciation	4,474	2,378
Stock based compensation	-	154,433

Changes in operating assets and liabilities:
Accounts receivable	(625)	(11,337)
Accounts payable and accrued expenses	69,327	45,493
Net Cash Used in Operating Activities	(328,694)	(360,332)

Investing Activities
Purchases of equipment	(1,174)	(13,228)
(Advances to)/Repayments from Related Parties, net	-	(5,900)
Net Cash Used in Investing Activities	(1,174)	(19,128)

Financing Activities
Proceeds from short term borrowings	10,000	30,000
Repayment of short term debt	(4,190)	-
Proceeds from sale of common stock	307,000	325,000

Net Cash Provided by Financing Activities	312,810	355,000

Net Increase (Decrease) in Cash and Cash Equivalents	(17,058)	(24,460)
Cash and Cash Equivalents, beginning of year	23,620	48,080

Cash and Cash Equivalents, end of year	$6,562	$23,620
Cash paid for interest	$2,302	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Digital Donations Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOING CONCERN

The Company has incurred operating losses since inception as it has sought to develop alternative payments and fundraising solutions to its target market. As of December 31, 2017, the Company had an accumulated deficit of $1,383,973 and a cash balance of $6,562. During the year ended December 31, 2017, the Company incurred a net loss of $401,870, negative cash flows from operating activities of $328,694 and had shareholders’ equity (deficit) of $(169,643). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to fund future operations through additional financing from investors and/or lenders until such time as the Company can reach profitability. The Company’s plan to reach profitability includes, but is not limited to, increasing its marketing efforts to sell its existing products, identifying strategic partners to expand the distribution of its existing products and to complete its products currently under development. In 2018 through the date of this filing, the Company had raised $44,500 in private placement subscriptions and convertible note issuances (see Note 7). However, there can be no assurance that the Company will be successful in raising the additional funds needed. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,“Revenue Recognition.”

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

CONCENTRATION OF FUNDING SOURCES

The Company’s primary source of funding has been funds received from private placement of shares of its common stock to investors. The Company has one primary investor who has contributed approximately $243,500 and $325,000 in the years ended December 31, 2017 and 2016, respectively.

REVENUE CONCENTRATION

In the years ended December 31, 2017 and 2016, the Company had two customers that accounted for approximately 90% and 91% of its gross revenues, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets. As of December 31, 2017 and 2016, our assets lives are three to five years for office equipment, including POS terminals. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. Depreciation expense for the years ended December 2017 and 2016 was $4,474 and $2,378, respectively.

SHARE BASED COMPENSATION

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, respectively, 100% of the net deferred tax assets recorded were fully allowed for due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017 and 2016, there were no outstanding dilutive securities.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs totaled $127,291 and $97,941 for the years ended December 31, 2017 and 2016, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes, and prioritizes, three levels of inputs that may be used to measure fair value:

●	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

●	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable and note payable approximate their fair values at December 31, 2016 and 2015 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

PRO FORMA FINANCIAL INFORMATION

As discussed above, the Company filed to be taxed as a Subchapter S Company with the Internal Revenue Service. Upon closing of the merger, its tax status changed to that of a Subchapter C corporation. The change resulted in the post-merger company becoming obligated for the tax liabilities for the portion of income generated subsequent to the date of the merger, whereas the previous income and associated liability was passed through to the Company shareholders.

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

NOTE 2. INCOME TAXES

There is no current or deferred income tax expense or benefit for the years ended December 31, 2017 or 2016.

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

The items causing this difference for the periods ended December 31, 2017 and 2016 are as follows.

	2017	2016
Tax benefit at U.S. and state statutory rates	$136,600	$187,400
less: portion of income flowing directly to former shareholders of Digital Donations, Inc.		(176,200)
Non-deductible expenses	(12,400)
less: valuation allowance	(124,200)	(11,200)
Tax benefit, net	$—	$—

At December 31, 2017, the Company has estimated net operating loss carryforwards for federal income tax purposes of approximately $398,400. The actual amount of net operating losses will be determined at the time the Company’s tax returns are filed. The Company made no payments for income taxes for the years ended December 31, 2017 and 2016.

Deferred tax assets were comprised of the following as of December 31, 2017 and 2016:

	2017	2016
Current deferred tax asset	$-	$-

NOL carryforward	135,400	11,200
Long-term deferred tax asset	135,400	11,200

Total deferred tax asset	135,400	11,200
Less valuation allowance	(135,400)	(11,200)

Net deferred tax asset	$-	$-

Neither the Company nor its subsidiary have filed tax returns for any of the years ended December 31, 2015, 2016 or 2017. The Company expects to file all of its past due returns for 2015 and 2016, and the 2017 returns, which are under extension, in 2018. No taxes, penalties or interest will be due because of the losses incurred from inception, or because the subsidiary is considered a ‘pass through’ entity as noted above.

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

In 2017, the Company and the holder entered into a verbal agreement such that maturity was extended until such time as the Company files an S-1 registration statement that is declared effective. In 2018, the Company and the holder entered into another verbal agreement such that the notes are now payable on demand.

In October, 2017, the Company entered into a note agreement with a third party lender and received gross proceeds of $10,000. The note bears interest at a rate of 69.36% per annum, matures six months after issuance and is secured by all tangible assets of the Company and the personal guarantee of one officer and director.

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

At December 31, 2017, the Company has authorized 400,000,000 shares of capital stock, consisting of 100,000,000 shares (par value of $0.001 per share) of preferred stock and 300,000,000 shares (par value of $0.0001 per share) of common stock. The total number of shares of common stock issued, issuable and outstanding at December 31, 2017 and 2016 was 90,202,698 and 86,614,766, respectively. No shares of preferred stock have been issued as of December 31, 2017.

COMMON STOCK

In 2016, the Company sold stock to one investor at $0.0714 per share for cash proceeds of $325,000. As of December 31, 2016, the Company had issued 4,199,916 shares and was obligated to issue an additional 349,993 shares to the investor. Those additional shares were issued in 2017.

In 2017, the Company sold 3,457,932 shares of its common stock to two investors at $0.0714 per share for total cash proceeds of $247,000. Additionally, in 2017, the Company sold 20,000 shares of its common stock to one investor at $0.25 per share for total cash proceeds of $5,000, and 110,000 shares of its common stock to three separate investors at $0.50 per share for total cash proceeds of $55,000. Total cash proceeds from the sale of stock in 2017 was $307,000.

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

Prior to the incorporation of the Company, the founders created and purchased the logo, trade name and trade mark that the Company now uses from the related entity noted above. However, because of serious financial issues suffered by the related entity, the only other product developed outside of the creation and purchase of the logo, trade name and trade mark, was the development of a Point of Sale technology and product that ultimately was discontinued in 2014 since the standard that it was based on became obsolete, and this technology and product will not be used by the Company nor will it be acquired by the Company. In 2018 the Company expects to enter into a transaction with the related entity to acquire the logo, trade name and trade mark and expects to issue its equity in consideration for those items due to the current liquidity situation of the Company. Because the intangible items will be purchased from a related entity, the Company will record the intangible assets purchased at the historical cost incurred by the related entity to acquire those intangibles as the purchase price.

During 2017 the Company paid an entity owned by the Executive Vice President $81,079 in sales and marketing expenses which is shown on the statement of operations as being paid to a related party.

NOTE 6. COMMITMENTS AND CONTINGENCIES

In January 2016, the Company took over the office lease from a related party. That lease ended on January 31, 2016. During the remainder of 2016, the Company occupied that office under a month to month rental under the terms of the old related party lease. On February 1, 2017, the Company entered into its own two year lease with the landlord for the existing space. Total rent expense incurred in 2017 and 2016 was approximately $35,500 and $39,800, respectively.

NOTE 7. SUBSEQUENT EVENTS

From January 1 through April 4, 2018, the Company sold to 2 shareholders an aggregate of 482,990 of its common shares for a total of $34,500. As of the date of this filing, 482,990 shares of that aggregate amount were issuable.

On January 5, 2018, the Company entered into a note agreement with a third party and received gross proceeds of $10,000. The note bears interest at a rate of 1.5% per month, matures six months after issuance and is unsecured. The note and any accrued interest is convertible into common stock of the Company at $0.50 per share.

